Form 10-Q
period 1995-09-30
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1995-11-20
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                         COMMISSION FILE NUMBER 33-22857

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.

                        A CALIFORNIA LIMITED PARTNERSHIP

                  I.R.S. EMPLOYER IDENTIFICATION NO. 95-4166241

                         9090 Wilshire Blvd., Suite 201
                           Beverly Hills, Calif. 90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191

                        Securities Registered Pursuant to
                        Section 12(b) or 12(g) of the Act

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes  X     No
                                          ---      ---

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

PART I.  FINANCIAL INFORMATION
      Item 1.  Financial Statements and Notes to Financial Statements

                  Balance Sheets, September 30, 1995 and December 31, 1994 .................  1

                  Statements of Operations,
                        Nine and Three Months Ended September 30, 1995 and 1994.............  2

                  Statement of Partners' Equity
                        Nine Months Ended September 30, 1995 ..............................   3

                  Statements of Cash Flows
                        Nine Months Ended September 30, 1995 and 1994.......................  4

                  Notes to Financial Statements ............................................  5

      Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ...............................  10

PART II.  OTHER INFORMATION

      Item 1.     Legal Proceedings........................................................  13

      Item 6.     Exhibits and Reports on Form 8-K.........................................  13

      Signatures ..........................................................................  14

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                                                          1995              1994
                                                                       (Unaudited)        (Audited)
                                                                       -----------        ---------
RENTAL PROPERTY                                                        $34,948,718       $35,660,385

CASH AND CASH EQUIVALENTS                                                2,988,133         2,425,486

RESTRICTED CASH                                                            158,700           158,700

OTHER ASSETS                                                                43,787           332,885
                                                                       -----------       -----------

                                                                       $38,139,338       $38,577,456
                                                                       ===========       ===========


                               LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

   Accounts payable and accrued liabilities                            $   930,058       $ 1,505,746
   Due to managing general partner                                            --              91,331
   Prepaid rent                                                             16,481            22,732
   Security deposits                                                       316,532           320,340
                                                                       -----------       -----------
                                                                         1,263,071         1,940,149


PARTNERS' CAPITAL                                                       36,876,267        36,637,307
                                                                       -----------       -----------

                                                                       $38,139,338       $38,577,456
                                                                       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   (Unaudited)

                                     Nine months      Three months      Nine months       Three months
                                       ended             ended             ended             ended
                                   Sept. 30, 1995    Sept. 30, 1995    Sept. 30, 1994    Sept. 30, 1994
                                   --------------    --------------    --------------    --------------
REVENUES
   Rental income                    $ 4,168,156       $ 1,353,957       $ 4,024,492       $ 1,307,239
   Interest and other income            245,054           177,432           103,213            29,907
                                    -----------       -----------       -----------       -----------

                                      4,413,210         1,531,389         4,127,705         1,337,146
                                    -----------       -----------       -----------       -----------

EXPENSES
   Operating                            993,132           288,079           933,712           323,847
   Property taxes                       408,076           134,741           485,228           216,146
   Management fees-affiliate            142,543            41,026           205,541            66,780
   General and administrative           440,256           226,788           149,494            27,900
   Depreciation                         536,667           178,889           537,683           179,228
   Earthquake loss                       25,000            25,000         1,144,551           960,207
                                    -----------       -----------       -----------       -----------

                                      2,545,674           894,523         3,456,209         1,774,108
                                    -----------       -----------       -----------       -----------

NET INCOME                          $ 1,867,536       $   636,866       $   671,496       $  (436,962)
                                    ===========       ===========       ===========       ===========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                 $       .25       $       .09       $       .09       $      (.06)
                                    ===========       ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1995

                                   (Unaudited)

                                                                              Special
                                       General             Limited            Limited
                                       Partners            Partners           Partner              Total
                                     ------------        ------------        ------------       ------------
PARTNERSHIP INTERESTS
    September 30, 1995                                      7,258,000
                                                         ============

EQUITY (DEFICIENCY),
  at January 1, 1995                 $   (285,507)       $ 36,922,814        $       --         $ 36,637,307

Distributions                             (16,286)         (1,612,290)               --           (1,628,576)

Net income for the nine months
  ended September 30, 1995                 18,675           1,848,861                --            1,867,536
                                     ------------        ------------        ------------       ------------

EQUITY (DEFICIENCY),
  at September 30, 1995              $   (283,118)       $ 37,159,385        $       --         $ 36,876,267
                                     ============        ============        ============       ============



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   (Unaudited)

                                                                1995               1994
                                                             -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $ 1,867,536        $   671,496
    Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                            536,667            537,683
         Decrease in:
           Other assets                                          289,098            343,689
         Increase (decrease) in:
           Accounts payable and other liabilities               (575,688)         1,118,295
           Due to managing general partner                       (91,331)              --
           Prepaid rent                                           (6,251)            (2,347)
           Security deposits                                      (3,808)           (34,184)
                                                             -----------        -----------

             Net cash provided by operating activities         2,016,223          2,634,632
                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Redemption of certificates of deposit                           --            1,451,600
    Increase in restricted cash                                     --             (681,200)
    Amounts collected pursuant to minimum
      distribution guaranty agreement                            175,000          2,945,222
                                                             -----------        -----------

             Net cash provided by investing activities           175,000          3,715,622
                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                 (1,628,576)        (4,460,678)
                                                             -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        562,647          1,889,576

CASH AND CASH EQUIVALENTS, beginning of period                 2,425,486            135,471
                                                             -----------        -----------

CASH AND CASH EQUIVALENTS, end of period                     $ 2,988,133        $ 2,025,047
                                                             ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1994 prepared by Century HillCreste Apartment Investors, L.P. (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations for the three and nine months then ended and changes in cash flows for the nine months then ended.

        ORGANIZATION

        The Partnership, a California limited partnership, was formed on June 6, 1988, with National Partnership Investments Corp. ("NAPICO" or the "Managing General Partner"), a then wholly owned subsidiary of Coast Savings and Loan Association ("Coast"), and HillCreste Properties Inc. (formerly Shearson Lehman Hutton HillCreste Properties Inc. and hereinafter referred to as "HillCreste Properties") as general partners. On October 26, 1988, the Partnership issued to investors (the "Limited Partners") 7,258,000 depositary units (each depositary unit being entitled to the beneficial interest of a limited partnership interest) for a total amount raised of $72,580,000.

        Concurrent with the issuance of the depositary units, the Partnership purchased a 315-unit luxury apartment complex in West Los Angeles, California (the "Property") from Casden Properties (formerly CoastFed Properties) and hereinafter referred to as the "Seller". To complete the purchase of the Property, the Seller purchased a 10% special limited partnership interest in the Partnership for $6,855,000.

        Among other provisions, the Partnership Agreement provides that the 10% special limited partnership interest is subordinate to the Limited Partners' return of capital and specified priority return.

        In January 1990, Casden Investment Corporation, an affiliate of the Seller, acquired all of the outstanding common stock of NAPICO.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        MINIMUM DISTRIBUTION GUARANTEE

        The Minimum Distribution Guarantee Agreement (the "Guarantee Agreement") required the Seller, who is also the special limited partner of the Partnership, to make certain payments to the Partnership, if and when necessary, in an amount sufficient to enable the Partnership to provide the Limited Partners with distributions sufficient to achieve a minimum annual return upon the Limited Partners' investment in the Partnership, through December 31, 1993, as follows:

                  Years Ended December 31,      Annual Return on Investment
                  ------------------------      ---------------------------
                           1988                            8.0%
                           1989                            8.0%
                           1990                            8.5%
                           1991                            9.0%
                           1992                            9.0%
                           1993                            9.0%

        Pursuant to the Memorandum of Understanding entered into on August 11, 1995, the Seller agreed to pay to the Partnership, the sum of $350,000 in two equal installments of $175,000 each; the first such $175,000 payment was made in August 1995 and the second payment shall be made on February 11, 1996. These payments represent the amount of a real estate tax refund received in 1994 for overpayment of prior year taxes which had previously been offset against amounts receivable from the Seller under the Guarantee Agreement.

        Through September 30, 1995, the Seller has funded a total of $12,955,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which amount includes the $175,000 paid in August 1995, referred to above. The period covered by the Guarantee Agreement expired on December 31, 1993. Except with respect to the payments made or to be made pursuant to the Memorandum of Understanding, commencing in 1994, distributions, if any, to the Partners are made from cash flow from operations. The minimum distribution guarantee payments from the Seller have been reflected as a reduction in the carrying amount of the property.

        In addition, in August 1995, the Seller made an additional payment of $135,000 to the Partnership pursuant to the Memorandum of Understanding entered into on August 11, 1995, which amount represents interest on late payments to the Partnership covering the period from the second quarter of 1991 to the fourth quarter of 1993 pursuant to the Guarantee Agreement.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        DEPRECIATION

        Depreciation is reported using the straight-line method over the estimated useful lives of the buildings and equipment as follows:

                             Buildings                               35 years
                             Furniture and equipment                  5 years

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consists of cash and bank certificates of deposit with an original maturity of three months or less

        RESTRICTED CASH

        Restricted cash consists of bank certificates of deposits assigned to the City of Los Angeles in lieu of purchasing a subdivision improvement bond to effectuate the privatization of streets located within the Property's perimeter (see Note 4).

        INCOME TAXES

        No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the individual partners.

        NET INCOME PER LIMITED PARTNERSHIP INTEREST

        Net income per limited partner unit was computed by dividing the limited partners' share of net income (99%) by the number of limited partner units outstanding during the year. The number of limited partner units was 7,258,000 for the periods presented.

NOTE 2 - RENTAL PROPERTY

        At September 30, 1995 and December 31, 1994, the rental property consists of the following:

                                                1995                1994
                                            ------------        ------------
        Land                                $ 16,175,000        $ 16,175,000
        Building                              24,869,402          25,044,402
        Furniture and equipment                3,870,000           3,870,000
                                            ------------        ------------
                                              44,914,402          45,089,402

        Less accumulated depreciation         (9,965,684)         (9,429,017)
                                            ------------        ------------

                                            $ 34,948,718        $ 35,660,385
                                            ============        ============

        Minimum distribution guarantee payments have been reflected as a reduction in the carrying value of the Property (Note 1).

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995

NOTE 3 - FEES PAID TO GENERAL PARTNERS AND AFFILIATES

        In accordance with the Partnership Agreement certain fees and reimbursements are paid to the general partners and their affiliates as follows:

        (a) A Partnership management fee payable to the Managing General Partner of $50,000 annually. One quarter of this fee is included in general and administrative expenses for each quarter.

        (b) Prior to February 1, 1995, a property management fee equal to 5 percent of collected revenues was paid to an affiliate of the Managing General Partner. Effective February 1, 1995, the fee was reduced from 5 percent to 3 percent. The property management fees for the nine months ended September 30, 1995 and 1994 were approximately $143,000 and $205,500, respectively.

               It is currently anticipated that property management will be transferred to an unaffiliated agent, on or about December 1, 1995, who will manage the property for a management fee of 3% of rental revenue.

        (c) Partnership expense reimbursements, payable to HillCreste Properties, not to exceed $50,000 annually. The 1990 reimbursement has been accrued and is included in accounts payable and accrued liabilities at September 30, 1995.

        The Partnership is obligated to pay fees to the Managing General Partner or its affiliates upon sale of the Property based upon the form of such sale. The payment of such fees are subordinated to certain preferred returns to the Limited Partners.

        At December 31, 1994, approximately $91,000 was due the Managing General Partner for reimbursement of expenses paid on behalf of the Partnership. In addition, an affiliate of the Managing General Partner performed certain earthquake related repairs during 1994 (see Note 4 below).

NOTE 4 - COMMITMENTS

        (a) On January 17, 1994, the Property sustained damage due to the earthquake in the Los Angeles area. As of September 30, 1995, approximately $1,290,000 has been spent to perform repairs of certain damage caused by the earthquake. The total cost of such damage is estimated to be approximately $1,525,000. Of the amount spent, approximately $376,000 was paid to an affiliate of the Managing General Partner during 1994. The Partnership entered into a contract in the amount of $1,091,723 with an unaffiliated contractor to repair the majority of the damage. At September 30, 1995, approximately $235,000 remains due under this contract, which is included in accounts payable and accrued liabilities on the balance sheet.

               Based on a determination by the building's insurance carrier that the loss suffered by the Property as a result of the earthquake was $1,537,718, the Partnership received in August 1994 a net insurance settlement in the amount of $355,448. This amount was determined by reducing the gross amount of the building's loss by: (a) the deductible provided for in the policy in the

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995

NOTE 4 - COMMITMENTS (CONTINUED)

        amount of $1,071,808; (b) the $34,095 paid to the independent public adjuster that processed the building's claim; and (c) the insurance company's holdback of $76,367.

        (b) Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. The final resolution vacating the streets and alleys was approved on December 31, 1994. Landscape and architectural drawings have been prepared for the construction of the perimeter fencing and related improvements, including a guardhouse at the Ambassador Street entrance and a directory/trellis at the Peerless Street location. These plans were approved and a building permit was issued by the City of Los Angeles on June 20, 1995. This permit will expire on December 20, 1995, unless work commences. A six month extension to May 20, 1995 is being applied for while the plans are being bid out and other construction coordination issues are being resolved.

               As a condition to its approval of the proposed "privatization", the City of Los Angeles requires the construction of a storm drain and related improvements, for which an improvement agreement and guarantee in the amount $158,000 has been filed with the City of Los Angeles, the construction of which has been deferred until after March 15, 1996. Construction of these improvements at March 15, 1996, the end of the traditional rainy season, will make their implementation less difficult and costly.

        (c) NAPICO is a plaintiff in various lawsuits and has also been named as defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management, the claims will not result in any material liability to the Partnership.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

      CAPITAL RESOURCES AND LIQUIDITY

      The Partnership raised proceeds of $72,580,000 from the sale of limited partnership interests, pursuant to a public offering and received additional capital contributions from the General Partners of $1,050 and from the special limited partner of $6,855,000, all of which funds were previously expended. Currently, the only sources of Partnership revenue consist of income from rental operations at the Property and interest earned on Partnership reserves.

      Concurrent with the issuance of depositary units to the Limited Partners, the Partnership received the Guarantee Agreement from the Seller, (now an affiliate of the Managing General Partner), which required the Seller to make payments or loans as provided therein, if and when necessary, in an amount sufficient to enable the Partnership to provide the Limited Partners with minimum distributions through December 1993.

      Pursuant to the Memorandum of Understanding entered into on August 11, 1995, the Seller agreed to pay to the Partnership the sum of $350,000 in two equal installments of $175,000 each; the first such $175,000 payment was made in August 1995 and the second payment shall be made on February 11, 1996. These payments represent the amount of a real estate tax refund received in 1994 for overpayment of prior year taxes which had previously been offset against amounts receivable from the Seller under the Guarantee Agreement.

      Through September 30, 1995, the Seller has funded $12,955,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which includes the $175,000 made in August 1995 referred to above. Distributions to the partners, relating to 1994, were made from cash flow from operations in the approximate amount of $2,156,000. In addition, during 1995 the Partnership made a special distribution to the limited partners in the amount of $135,000. (See "Results of Operations" for further discussion.)

      Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. The final resolution vacating the streets and alleys was approved on December 31, 1994. Landscape and architectural drawings have been prepared for the construction of the perimeter fencing and related improvements, including a guardhouse at the Ambassador Street entrance and a directory/trellis at the Peerless Street location. These plans were approved and a building permit was issued by the City of Los Angeles on June 20, 1995. This permit will expire on December 20, 1995, unless work commences. A six month extension to May 20, 1995 is being applied for while the plans are being bid out and other construction coordination issues are being resolved.

      As a condition to its approval of the proposed "privatization", the City of Los Angeles requires the construction of a storm drain and related improvements, for which an improvement agreement and guarantee in the amount $158,000 has been filed with the City of Los Angeles, the construction of which has been deferred until after March 15, 1996. Construction of these improvements at March 15, 1996, the end of the traditional rainy season, will make their implementation less difficult and costly.

                         CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                              (A CALIFORNIA LIMITED PARTNERSHIP)

                                      SEPTEMBER 30, 1995

ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

      RESULTS OF OPERATIONS

      Occupancy averaged 95% for nine months ended September 30, 1995 as compared to an average of 96% for the same time period in 1994. Despite the decrease in occupancy, rental income has increased, due to improved collections at the Property.

      Concurrently with the execution of the Memorandum of Understanding on August 11, 1995, the Partnership received the sum of $135,000 from the Seller as compensation for late distribution payments under the Guarantee Agreement. This amount was distributed pro rata to the Limited Partners and represents interest, on such late payments calculated at the rate of approximately five percent (5%) per annum, from the date of each such distribution was required to be made to Limited Partners to the date such distribution was actually made. The $135,000 has been included in Interest and Other Income on the income statement for the period ended September 30, 1995, and is the primary reason for the increase in this item compared with same period last year.

      On January 17, 1994, the Property sustained damage due to the earthquake in the Los Angeles area. As of September 30, 1995, approximately $1,290,000 has been spent to perform repairs of certain damage caused by the earthquake. The total cost of such damage is estimated to be approximately $1,525,000. Of the amount spent, approximately $376,000 was paid to an affiliate of the Managing General Partner during 1994. The Partnership entered into a contract in the amount of $1,091,723 with an unaffiliated contractor to repair the majority of the damage. At September 30, 1995, approximately $235,000 remains due under this contract, which is included in accounts payable and accrued liabilities on the balance sheet.

      Based on a determination by the building's insurance carrier that the loss suffered by the Property as a result of the earthquake was $1,537,718, the Partnership received in August 1994 a net insurance settlement in the amount of $355,448. This amount was determined by reducing the gross amount of the building's loss by: (a) the deductible provided for in the policy in the amount of $1,071,808; (b) the $34,095 paid to the independent public adjuster that processed the building's claim; and (c) the insurance company's holdback of $76,367.

                         CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                              (A CALIFORNIA LIMITED PARTNERSHIP)

                                      SEPTEMBER 30, 1995

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

HillCreste Properties, Inc., and certain of its affiliates, on their own behalf and on behalf of the Partnership and certain other partnerships with which they are associated (collectively, the "Plaintiff Partnerships"), and NAPICO, and certain of its affiliates, have entered into a Memorandum of Understanding dated August 11, 1995. In addition to establishing certain Partnership controls, the Memorandum of Understanding resolves and settles various management and control issues which were under discussion for some time and various claims which were raised in a lawsuit filed in the Los Angeles Superior Court on June 9, 1995 by HillCreste Properties, the Partnership and others against, among others, your Managing General Partner ("the Lawsuit"). All parties entered into the Memorandum of Understanding without any admission of wrongdoing or liability by any defendant as to any claim in the Lawsuit, in a desire to avoid continued litigation that would be expensive, time consuming and complex.

By virtue of the Memorandum of Understanding, the parties thereto have agreed, among other things, that:

      1. To compensate the Partnership and its Limited Partners for guarantee and distribution payments that were not made on a timely basis in 1991, 1992, 1993, and 1994, the Partnership received the sum of $135,000 on behalf of its property management company, Mayer Management, Inc. ("MMI"), and distributed pro rata to the Limited Partners, which represents interest, calculated at the rate of approximately five percent (5%) per annum, from the due date of each such distribution to Limited Partners to the date such distribution was actually made.

      2. Casden Properties will pay to the Partnership $350,000, representing the amount of a real estate tax rebate which had previously been offset against amounts due from Casden Properties under the Guarantee Agreement. Although the parties disagree about the appropriate accounting treatment for this tax rebate, Casden Properties has agreed to repay this rebate to the Partnership in two equal installments of $175,000 each; the first such $175,000 payment was made concurrently with the signing of the Memorandum of Understanding and the second payment shall be made on February 11, 1996.

      3. Your Managing General Partner has agreed to allow the accounting firm of Price Waterhouse to complete its analysis of the books and records of the Partnership including an analysis of the books and records of the master disbursement account maintained by the Partnership's property management company, MMI. Your Managing General Partner has also agreed that it and its affiliates, including MMI, will pay to the Partnership any amounts (with interest thereon) properly determined to be owed to the Partnership as a result of the Price Waterhouse analysis.

      4. Property management responsibility for the HillCreste property will be transferred from MMI to an independent property management company designated by HillCreste Properties subject to the approval of your Managing General Partner.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS (CONTINUED)

      5. The Partnership will continue to retain Deloitte & Touche as the Partnership's auditors for 1995, but will solicit competitive bids from at least three Big Six accounting firms for the Partnership's audit work beginning with fiscal year 1996 and at least every three
           (3) years thereafter.

      6. The Partnership will employ an independent Cash Manager, designated by HillCreste Properties and approved by your Managing General Partner, to perform cash management services, including maintenance of the Partnership's bank accounts and reserves, payment of property management fees and other accounts payable, payments to affiliates of your Managing General Partner, and payment of cash distributions to the Limited Partners. Your Managing General Partner has agreed to prepare detailed annual budgets to be approved by HillCreste Properties and thereafter used by the Cash Manager as a guide and control over Partnership operations.

      7. The parties to the Memorandum of Understanding have agreed to enter into a formal Settlement Agreement and, concurrently therewith, (a) the plaintiffs in the Lawsuit will execute a special release of the defendants with respect to the allegations contained in the Lawsuit,
           (b) the defendants in the Lawsuit will execute a special release of each plaintiff in the Lawsuit that is a general partner of a Plaintiff Partnership with respect to all claims which would have been compulsory counterclaims thereunder, and (c) the defendants will execute a special release of any claims, other than those regarding specifically scheduled contractual relations, which any defendant may have against this Partnership or any of the other Plaintiff Partnerships.

      8. Upon the uncured breach of certain provisions of the Memorandum of Understanding or upon a future breach of NAPICO's fiduciary duties, HillCreste Properties may cause your Managing General Partner to (I) surrender its rights as managing general partner of the Partnership or (ii) resign as the managing general partner of the Partnership and become a limited partner thereof.

The staff of the Securities and Exchange Commission (the "Commission") informed the Partnership and its NAPICO in August, 1995 that it intends to recommend that the Commission institute a civil action and/or administrative proceeding against the Partnership, NAPICO and others that would be based, in part, on allegations that certain of the Partnership's financial statements in 1991, 1992 and 1993 should have characterized certain current assets deposited in the master disbursement account of the Partnership's property management company as accounts receivable from a related party rather than as cash. Since the staff's investigation and its recommendation concern the Partnership's financial statements and Commission filings, a portion of the legal fees incurred in responding to the staff have been allocated to and charged to the Partnership. In addition, approximately $150,000 has been accrued, as the estimated legal fees incurred in connection with issues relating to the Memorandum of Understanding. These legal fees primarily account for the increase in general and administrative expenses in 1995, compared to 1994. The Partnership and NAPICO strenuously disagree with the staff's contentions, which have not yet been considered by the Commission. Moreover, in the opinion of NAPICO, any action that might result from the staff's recommendation is not likely to have a material

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995

PART II - OTHER INFORMATION

ITEM 3 - LEGAL PROCEEDINGS (CONTINUED)

adverse effect on the Partnership. Finally, an independent account analysis conducted by Price Waterhouse pursuant to the Memorandum of Understanding of the property management company's master disbursement account has determined that the Partnership had no funds on deposit in that account as of June 30, 1995, and was not owed any money by the Partnership's property management company. Pursuant to the Memorandum of Understanding referenced above, the Partnership is in the process of employing an independent property manager and will no longer be using the property management company's master disbursement account.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                                    (a California limited partnership)

                                    By:  National Partnership Investments Corp.
                                         Managing General Partner

                                    Date:______________________________

                                    By:  ______________________________
                                         Bruce Nelson
                                         President

                                    Date:______________________________

                                    By:  ______________________________
                                         Shawn Horwitz
                                         Executive Vice President and
                                         Chief Financial Officer