Form 10-K405
period 1995-12-31
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1996-04-12
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      -----------------------------------

                  For the Fiscal Year Ended December 31, 1995

                      Commission File Number   33-22857
                                               --------

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.

                        A CALIFORNIA LIMITED PARTNERSHIP

               I.R.S. Employer Identification No.  95-4166241
                                                  ------------

      9090 WILSHIRE BOULEVARD, SUITE 201, BEVERLY HILLS, CALIFORNIA  90211

       Registrant's Telephone Number, Including Area Code (310) 278-2191

      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:


                                      NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X          No
                         -------------      -------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1.   BUSINESS:

Century HillCreste Apartment Investors, L.P. (the "Partnership") is a California limited partnership formed on June 6, 1988, with National Partnership Investments Corp. ("NAPICO", or the "Managing General Partner") and HillCreste Properties Inc. (the "Non-Managing General Partner") as the General Partners. The business of the Partnership is conducted primarily by the Managing General Partner as the Partnership has no employees of its own. The Partnership issued 7,258,000 depository units (each depository unit being entitled to the beneficial interest of a limited partnership interest) on October 26, 1988 to investors (the "Limited Partners") for a total amount raised of $72,580,000, through a public offering.

Concurrent with the issuance of the depository units, the Partnership purchased a 315-unit luxury apartment complex in the Century City area of Los Angeles (the "Property") from an affiliate of the Managing General Partner for a purchase price of $68,548,000. In order to complete the purchase of the Property, the seller, an affiliate of the Managing General Partner (the "Seller") purchased a 10 percent special limited partnership interest in the Partnership for $6,855,000. The Partnership Agreement provides that the 10 percent special limited partnership interest is subordinate to the other Limited Partners' specified priority return in the case of distributions of net cash flow from operations, plus the other Limited Partners' return of capital in the case of net sales or refinancing distribution proceeds.

Casden Investment Corporation ("CIC"), an affiliate of the Seller, owns all of the outstanding common stock of NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden, Henry
C. Casden and Brian D. Goldberg. DA Group Holdings Inc. owns all of the stock of HillCreste Properties, Inc.

Through January 31, 1995, an affiliate of the Managing General Partner, Mayer Management Inc., managed the Property for a fee of 5 percent of the collected revenues. On February 1, 1995, the fee was reduced to 3 percent. The fee amounted to $181,375, $273,130 and $257,142 in 1995, 1994 and 1993,
respectively. On January 1, 1996, property management was transferred to an unaffiliated property management agent, who manages the Property for a fee of 3% of rental revenues.

The Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the lack of liquidity for this type of investment. These risks include, without limitation, changes in general economic conditions, adverse local market conditions due to over-building or a decrease in employment or neighborhood values, changes in supply or demand of competing properties in the area, changes in interest rates and the availability and terms of permanent mortgage funds which may render the sale or refinancing of the Property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates, federal or local economic or rent controls, and the occurrence of uninsured losses, such as earthquakes, floods or riots (however, the Property is partially insured for losses from earthquakes), or other factors beyond the control of the General Partners. The lack of liquidity of real estate investments generally will impair the ability of the Partnership to respond promptly to changing circumstances. In addition, these risks are magnified as the Partnership has only one rental property and is not able to spread these risks over different geographic regions.

The Property suffered substantial damage as a result of the January 17, 1994 Northridge Earthquake. The repair work required as a result of the earthquake damage was completed in 1995. Additionally, certain improvements are planned to be made to the Property, including the privatization of certain streets and alleys providing access to the Property and the installation of security fencing with controlled entrances. See Item 7 below for more detailed information.

The Partnership's principal objectives are to (i) provide quarterly cash distributions, (ii) preserve and protect capital, and (iii) achieve long-term appreciation in the value of the Property for distribution upon sale. In addition, although the Partnership acquired the Property for an all-cash purchase price, the Partnership may seek to obtain mortgage financing for the Property. Such financing, if accomplished, could permit the Partnership to distribute to the Limited Partners a substantial portion of their invested capital. There can be no assurance that any of these objectives will be achieved.

The following is a schedule of the occupancy status of the Property as of December 31, 1995:


                                            No. of     Units     Percentage of
     Name & Location                        Units     Occupied     Total Units
- -------------------------                   ------    --------   --------------
HillCreste Apartments
  Los Angeles, California                    315        285           90%



ITEM 2.   PROPERTIES:

The Partnership holds an interest in one real estate property. See Item 1 above and Schedule XI for additional information pertaining to this Property.

ITEM 3.   LEGAL PROCEEDINGS:

The Managing General Partner, NAPICO, is a plaintiff or defendant in several lawsuits, which are unrelated to the Partnership. In addition, the Partnership is involved in the actions described below, which in the opinion of management and the Managing General Partner, will not result in any material liability to the Partnership.

HillCreste Properties Inc., a general partner of the Partnership, and certain of its affiliates, on their own behalf and on behalf of the Partnership and certain other partnerships with which they are associated (collectively, the "Plaintiff Partnerships"), and NAPICO, and certain of its affiliates, have entered into a Memorandum of Understanding dated August 11, 1995. In addition to establishing certain Partnership controls, the Memorandum of Understanding resolves and settles various management and control issues which were under discussion for some time and various claims which were raised in a lawsuit filed in the Los Angeles Superior Court on June 9, 1995 by HillCreste Properties Inc., the Partnership and others against, among others, NAPICO ("the Lawsuit"). All parties entered into the Memorandum of Understanding without any admission of wrong doing or liability by any defendant as to any claim in the Lawsuit, in a desire to avoid continued litigation that would be expensive, time consuming and complex.

By virtue of the Memorandum of Understanding, the parties thereto have agreed, among other things, that:

 1. To compensate the Partnership and its Limited Partners for guarantee and distribution payments that were not made on a timely basis in 1991, 1992 and 1993, the Partnership received and distributed pro rata to the Limited Partners the sum of $135,000, which represented interest, calculated at the rate of approximately 5% per annum, from the due date of each such distribution to Limited Partners to the date such distribution was actually made.

 2. Casden Properties will pay to the Partnership $350,000, representing the amount of a real estate tax rebate which had previously been offset against amounts due from Casden Properties under the Guarantee Agreement. Although the parties disagree about the appropriate accounting treatment for this tax rebate, Casden Properties has agreed to repay this rebate to the Partnership in two equal installments of $175,000 each; the first such $175,000 payment was made concurrently with the signing of the Memorandum of Understanding and the second payment was to be made on February 11, 1996 but, as of April 9, 1996 was not yet made (see below).

 3. An analysis was to be prepared of the books and records of the Partnership including an analysis of the books and records of the master disbursement account maintained by the Partnership's property management company, Mayer Management, Inc. ("MMI"), an affiliate of NAPICO. NAPICO agreed that it and its affiliates, including MMI, will pay to the Partnership any amounts (with interest thereon) properly determined to be owed to the Partnership as a result of the analysis.

 4. Property management responsibility for the HillCreste property was transferred to an independent property management company, Trammell Crow Residential Services.

 5. The Partnership will reimburse HillCreste Properties Inc. for professional fees paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding, estimated at $150,000 as of December 31, 1995.

 6. The Partnership will employ an independent Cash Manager, designated by HillCreste Properties Inc. and approved by NAPICO, to perform cash management services, including maintenance of the Partnership's bank accounts and reserves, payment of property management fees and other accounts payable, payments to affiliates of NAPICO, and payment of cash distributions to the Limited Partners. NAPICO has agreed to prepare detailed annual budgets to be approved by HillCreste Properties and thereafter used by the Cash Manager as a guide and control over Partnership operations. The terms of the cash management agreement have not yet been implemented.

 7. The parties to the Memorandum of Understanding agreed to enter into a formal Settlement Agreement and, concurrently therewith, (a) the plaintiffs in the Lawsuit will execute a special release of the defendants with respect to the allegations contained in the Lawsuit,
          (b) the defendants in the Lawsuit will execute a special release of each plaintiff in the Lawsuit that is a general partner of a Plaintiff Partnership with respect to all claims which would have been compulsory counterclaims thereunder, and (c) the defendants will execute a special release of any claims, other than those regarding specifically scheduled contractual relations, which any defendant may have had against this Partnership or any of the other Plaintiff Partnerships.

 8. Upon the uncured breach of certain provisions of the Memorandum of Understanding or upon a future breach of NAPICO's fiduciary duties, HillCreste Properties Inc. could cause NAPICO to (i) surrender its rights as Managing General Partner of the Partnership or (ii) resign as the Managing General Partner of the Partnership and become a limited partner thereof.

As of April 8, 1996, certain of the foregoing items enumerated above had yet to be fully implemented. Among other items, Casden Properties has not yet paid the second installment of $175,000 which was to be paid on February 11, 1996. The parties have had discussions regarding their respective positions and have agreed to participate in a settlement conference. If these matters cannot be resolved by agreement, then the parties will submit their respective positions to arbitration.

The staff of the Securities and Exchange Commission (the "Commission") informed the Partnership and NAPICO in August, 1995 that it intends to recommend that the Commission institute a civil action and/or administrative proceeding against the Partnership, NAPICO and others that would be based, in part, on allegations that certain of the Partnership's financial statements in 1991, 1992 and 1993 should have characterized certain current assets deposited in the master disbursement account of the Partnership's property management company as accounts receivable from a related party rather than as cash. The Partnership and NAPICO strenuously disagree with the staff's contentions, which have not yet been considered by the Commission. Moreover, in the opinion of NAPICO, any action that might result from the staff's recommendation is not likely to have a material adverse effect on the Partnership.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The limited partnership interests in the Partnership are not traded on a public exchange. It is not anticipated that any public market will develop for the purchase and sale of any partnership units. Limited partnership units may be transferred only if certain requirements are satisfied. As of December 31, 1995, there were 6,670 registered holders of units in the Partnership.

ITEM 6. SELECTED FINANCIAL DATA:

                                                        Year Ended December 31,
                              ---------------------------------------------------------------------------
                                 1995             1994           1993            1992            1991
                              -----------     -----------     -----------     -----------     -----------
Rental revenues               $ 5,394,552     $ 5,390,358     $ 5,109,914     $ 4,984,986     $ 5,413,821

Interest and other income         287,523          81,885         131,332         137,813         148,113
                              -----------     -----------     -----------     -----------     -----------

Total revenues                $ 5,682,075     $ 5,472,243     $ 5,241,246     $ 5,122,799     $ 5,561,934
                              ===========     ===========     ===========     ===========     ===========

Net income                    $ 2,498,336     $ 1,224,739     $ 1,848,761     $   972,848     $ 1,376,911
                              ===========     ===========     ===========     ===========     ===========

Net income per limited
  partner interest            $      0.34     $      0.17     $      0.25     $      0.13     $      0.19
                              ===========     ===========     ===========     ===========     ===========

Rental property owned at
  cost less accumulated
  depreciation                $34,772,331     $35,660,385     $36,424,447     $41,001,958     $46,118,308
                              ===========     ===========     ===========     ===========     ===========

Total assets                  $37,684,178     $38,577,456     $41,344,209     $44,340,806     $50,114,552
                              ===========     ===========     ===========     ===========     ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

CAPITAL RESOURCES AND LIQUIDITY

The Partnership raised proceeds of $72,580,000 from the sale of limited partnership interests, pursuant to a public offering and received additional capital contributions from the General Partners of $1,050 and from the special limited partner of $6,855,000. Currently, the only sources of Partnership income consist of income from rental operations at the Property and interest earned on Partnership reserves.

In conjunction with the acquisition of the Property, the Partnership received a guarantee from the Seller, (now an affiliate of the Managing General Partner), which guarantee agreement (the "Guarantee Agreement") required the Seller to make payments as provided in the Guarantee Agreement, if and when necessary, in an amount sufficient to enable the Partnership to provide the Limited Partners with minimum distributions through December 1993.

Pursuant to the Memorandum of Understanding entered into on August 11, 1995, the Seller agreed to pay to the Partnership the sum of $350,000 in two equal installments of $175,000 each; the first such $175,000 payment was made in August 1995 and the second payment was to be made on February 11, 1996. These payments represent the amount of a real estate tax refund received in 1994 for overpayment of prior year taxes which had previously been offset against amounts receivable from the Seller under the Guarantee Agreement. Because of certain disagreements among the parties, the Seller has not yet paid the second installment of $175,000.

Through December 31, 1995, the Seller has funded $12,955,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which includes the $175,000 payment made in August 1995 referred to above. Commencing in 1994, distributions to the partners are being made from cash flow from operations. In addition, during 1995 the Partnership made a special distribution to the limited partners in the amount of $135,000. (See "Results of Operations" for further discussion.)

Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. The final resolution vacating the streets and alleys was approved on December 31, 1994. Landscape and architectural drawings have been prepared for the construction of the perimeter fencing and related improvements, including a guardhouse at the Ambassador Street entrance and a directory/trellis at the Peerless Street location. These plans were approved and a building permit was issued by the City of Los Angeles on June 20, 1995. This permit was to expire on December 20, 1995, however, a six month extension to June 20, 1996 was approved.

As a condition to its approval of the proposed "privatization", the City of Los Angeles requires the construction of a storm drain and related improvements, for which an improvement agreement and guarantee in the amount $158,000 has been filed with the City of Los Angeles.

Presently, plans for the improvements are being bid out and other construction coordination issues are being resolved. Thereafter, the work on the improvements will commence.

RESULTS OF OPERATIONS

Occupancy averaged 94 percent for the year ended December 31, 1995, as compared to an average of 96 percent for the year ended December 31, 1994, and an average of 93 percent for 1993. The Property was 90 percent and 95 percent occupied as of December 31, 1995 and 1994, respectively. The increase in rental revenues in 1994 over 1993 is a result of increased occupancy partially attributable to the shortage of rental units in the Los Angeles area as a result of the Northridge Earthquake in January 1994. Rental revenues for 1995 were approximately equal to revenues for 1994, because the decrease in occupancy for 1995 was offset by an increase in rental rates. Operating expenses increased in the year ended December 31, 1995 compared to the same period in 1994 and 1993, primarily due to increased payroll incurred for additional staffing needs required to meet the increased rental demand.

In August 1995, the Seller made an additional payment of $135,000 to the Partnership pursuant to the Memorandum of Understanding entered into on August 11, 1995, which amount represents interest on late payments to the Partnership covering the period from the second quarter of 1991 to the fourth quarter of 1993 pursuant to the Guarantee Agreement. This is primarily the reason for the increase in interest and other income in 1995.

On January 17, 1994, the rental property sustained damage due to the Northridge Earthquake (Earthquake). As of December 31, 1994, $405,340 had been spent to repair damage caused by the Earthquake. Substantially all of the repairs ($376,000) were performed on an emergency basis by Mayer Property Services, Inc., an affiliate of the Managing General Partner, and the Seller upon the instruction and authorization of the building's property management company, Mayer Management, Inc. In 1995, the Partnership paid approximately $1,125,000 to an unaffiliated contractor to fully repair the remaining damage suffered by the Property as a result of the Earthquake.

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

Since the investigation and recommendation of the staff of the Securities and Exchange Commission (the "Commission") (see "Legal Proceedings" for further discussion) concern the Partnership's financial statements and Commission filings, a portion of the legal fees incurred in responding to the staff have been allocated to and charged to the Partnership. These legal fees, in the amount of $120,431 and $113,331 for 1995 and 1994, respectively, and the accrual for $150,000 in professional fees in 1995 related to the Memorandum of Understanding primarily account for the increase in general and administrative expenses in 1995 and 1994, compared to 1993. In the opinion of the Managing General Partner, any action that might result from the Commission staff's investigation is not likely to have a material adverse effect on the Partnership.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORTS
                                DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Century HillCreste Apartment Investors, L.P.
(A California limited partnership)

We have audited the accompanying balance sheets of Century HillCreste Apartment Investors, L.P. (a Calfornia limited partnership) as of December 31, 1995 and 1994, and the related statements of income, partners' capital (deficiency) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century HillCreste Apartment Investors, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 1996

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                             1995          1994
                                          -----------   -----------
RENTAL PROPERTY (Notes 1, 2 and 3)        $34,772,331   $35,660,385

CASH AND CASH EQUIVALENTS (Note 1)          2,738,045     2,425,486

RESTRICTED CASH (Notes 1 and 5)               158,700       158,700

OTHER ASSETS (Note 5)                          15,102       332,885
                                          -----------   -----------
                                          $37,684,178   $38,577,456
                                          ===========   ===========

      LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED
      LIABILITIES (Note 4)                $   359,359   $   414,023

LIABILITY FOR EARTHQUAKE LOSS (Note 5)           --       1,091,723

DUE TO GENERAL PARTNERS (Note 4)              150,000        91,331

PREPAID RENT                                   46,965        22,732

SECURITY DEPOSITS                             310,099       320,340
                                          -----------   -----------
                                              866,423     1,940,149

COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' CAPITAL (Note 1)                 36,817,755    36,637,307
                                          -----------   -----------
                                          $37,684,178   $38,577,456
                                          ===========   ===========

    The accompanying notes are an integral part of these financial statements

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                  1995         1994          1993
                                               ----------   ----------   ----------
REVENUES
     Rental income                             $5,394,552   $5,390,358   $5,109,914
     Interest and other income (Note 3)           287,523       81,885      131,332
                                               ----------   ----------   ----------
                                                5,682,075    5,472,243    5,241,246
                                               ----------   ----------   ----------
EXPENSES
     Operating (Note 4)                         1,178,744    1,076,682    1,055,706
     Property taxes                               422,121      525,867      394,042
     Management fee - related party (Note 4)      181,375      273,130      257,142
     General and administrative (Note 4)          651,783      513,638      335,045
     Depreciation                                 713,054      716,572    1,350,550
     Provision for earthquake loss (Note 5)        36,662    1,141,615         --
                                               ----------   ----------   ----------
                                                3,183,739    4,247,504    3,392,485
                                               ----------   ----------   ----------
NET INCOME                                     $2,498,336   $1,224,739   $1,848,761
                                               ==========   ==========   ==========

NET INCOME PER LIMITED
     PARTNERSHIP INTEREST                      $     0.34   $     0.17   $     0.25
                                               ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                       Special Limited
                              General        Limited       Partner
                             Partners       Partners      (Note 1)          Total
                             ---------    ------------    ---------      ------------
BALANCE, JANUARY 1, 1993     $(217,343)   $ 43,671,010    $      --      $ 43,453,667

DISTRIBUTIONS                     --        (4,885,727)          --        (4,885,727)

NET INCOME FOR 1993             18,488       1,830,273           --         1,848,761
                             ---------    ------------    ---------      ------------
BALANCE, DECEMBER 31, 1993    (198,855)     40,615,556           --        40,416,701

DISTRIBUTIONS                  (98,899)     (4,905,234)          --        (5,004,133)

NET INCOME FOR 1994             12,247       1,212,492           --         1,224,739
                             ---------    ------------    ---------      ------------
BALANCE, DECEMBER 31, 1994    (285,507)     36,922,814           --        36,637,307

DISTRIBUTIONS                  (27,262)     (2,290,626)                    (2,317,888)

NET INCOME FOR 1995             24,983       2,473,353           --         2,498,336
                             ---------    ------------    ---------      ------------
BALANCE, DECEMBER 31, 1995   $(287,786)   $ 37,105,541    $      --      $ 36,817,755
                             =========    ============    =========      ============

   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                            1995            1994           1993
                                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  income                                                       $ 2,498,336    $ 1,224,739    $ 1,848,761
       Adjustments to reconcile net income to net
          cash provided by operating activities:
             Depreciation                                                    713,054        716,572      1,350,550
             Provision for earthquake loss                                    36,662      1,141,615           --
             Decrease (increase) in other assets                             317,783        324,066       (328,185)
             Increase (decrease) in accounts payable and
                 accrued liabilities                                         (54,664)      (396,000)        33,343
             Increase in due to general partners                              58,669         91,331           --
             Decrease in security deposits                                   (10,241)       (13,430)        (6,825)
             Increase (decrease) in prepaid rent                              24,233        (30,465)        13,851
                                                                         -----------    -----------    -----------
                    Net cash provided by operating activities              3,583,832      3,058,428      2,911,495
                                                                         -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

       Redemption of short term investments                                     --        1,451,600           --
       Increase in restricted cash                                              --         (158,700)          --
       Payments received pursuant to the minimum
          distribution guarantee                                             175,000      2,992,712      1,105,317
       Insurance proceeds for earthquake loss                                   --          355,448           --
       Earthquake loss payments                                           (1,128,385)      (405,340)          --
                                                                         -----------    -----------    -----------
                   Net cash provided (used in) by investing activities      (953,385)     4,235,720      1,105,317
                                                                         -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners                                          (2,317,888)    (5,004,133)    (4,885,727)
                                                                         -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                                  312,559      2,290,015       (868,915)

CASH AND CASH EQUIVALENTS, beginning of year                               2,425,486        135,471      1,004,386
                                                                         -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                   $ 2,738,045    $ 2,425,486    $   135,471
                                                                         ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
       Reduction in rental property resulting from
          minimum distribution guarantee receivable                      $      --      $      --      $ 2,945,222
                                                                         ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Century HillCreste Apartment Investors, L.P. (the "Partnership"), a California limited partnership, was formed on June 6, 1988, with National Partnership Investments Corp. (the "Managing General Partner"), and HillCreste Properties Inc. (the "Non-Managing General Partner") as the general partners. On October 26, 1988, the Partnership issued to investors (the "Limited Partners") 7,258,000 depositary units (each depositary unit being entitled to the beneficial interest of a limited partnership interest), for a total amount raised of $72,580,000, through a public offering.

         Concurrent with the issuance of the depositary units, the Partnership purchased a 315-unit apartment complex in the Century City area of Los Angeles, California (the "Property") from Casden Properties (the "Seller"). To complete the purchase of the Property, the Seller purchased a 10% special limited partnership interest in the Partnership for $6,855,000.

         Among other things, the Partnership Agreement provides that the 10% special limited partnership interest be subordinate to the other Limited Partners' specified priority return in the case of distributions of net cash flow from operations, plus the other Limited Partners' return of capital in the case of net sales or refinancing distribution proceeds.

         Casden Investment Corporation, an affiliate of the Seller, owns 100% of the outstanding common stock of NAPICO. DA Group Holdings Inc. owns 100% of the stock of HillCreste Properties Inc.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Depreciation

         Depreciation is reported using the straight-line method over the estimated useful lives of the buildings and equipment as follows:

            Buildings                                        35 years
            Furniture and equipment                           5 years

         Minimum Distribution Guarantee

         The minimum distribution guarantee payments from the Seller have been reflected as a reduction in the carrying amount of the Property.

         For its contribution of $6,855,000, the Seller has rights to receive an allocation of the Partnership's net cash from operations after the Limited Partners receive a specified priority return.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less.

         Restricted Cash

         Restricted cash consists of bank certificates of deposits assigned to the City of Los Angeles in lieu of purchasing a subdivision improvement bond to effectuate the privatization of city streets located within the Property's perimeter (see Note 5).

         Income Taxes

         No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the partners.

         Net Income Per Limited Partner Unit

         Net income per limited partner unit was computed by dividing the Limited Partners' share of net income (99%) by the number of limited partner units outstanding during the year. The number of limited partner units was 7,258,000 for all years presented.

         Reclassifications

         Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

2.       RENTAL PROPERTY

         At December 31, 1995 and 1994, rental property consists of the following:

                                                 1995               1994
                                              -----------        ----------
       Land                                   $16,175,000        $16,175,000
       Buildings                               24,869,402         25,044,402
       Furniture and equipment                  3,870,000          3,870,000
                                             ------------        -----------
                                               44,914,402         45,089,402

       Less:  Accumulated depreciation         10,142,071          9,429,017
                                              -----------        -----------

                                              $34,772,331        $35,660,385
                                              ===========        ===========

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

3.       MINIMUM DISTRIBUTION GUARANTEE RECEIVABLE FROM PARTNER

         The Minimum Distribution Guarantee Agreement (the "Guarantee Agreement") required the Seller, who is also the Special Limited Partner, to make payments to the Partnership, if and when necessary, in an amount sufficient to enable the Partnership to provide the Limited Partners with distributions sufficient to achieve a minimum annual return upon the Limited Partners' investment in the Partnership, through December 31, 1993, as follows:

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

         Pursuant to the Memorandum of Understanding entered into on August 11, 1995, the Seller agreed to pay to the Partnership, the sum of $350,000 in two equal installments of $175,000 each; the first such $175,000 payment was made in August 1995 and the second payment was to be made on February 11, 1996 (but has not yet been made). These payments represent the amount of a real estate tax refund received in 1994 for overpayment of prior year taxes which had previously been offset against amounts receivable from the Seller under the Guarantee Agreement. Because certain disputes have arisen among the parties, the Seller has not yet paid the second installment of $175,000, which is not reflected in the accompanying financial statements.

         Through December 31, 1995, the Seller has funded a total of $12,955,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which includes the $175,000 paid in August 1995, referred to above. The period covered by the Guarantee Agreement expired on December 31, 1993. Except with respect to the payments made or to be made pursuant to the Memorandum of Understanding, commencing in 1994, distributions, if any, to the Partners are made from cash flow from operations. The minimum distribution guarantee payments from the Seller have been reflected as a reduction in the Partnership's basis in the Property.

         In addition, in August 1995, the Seller made an additional payment of $135,000 to the Partnership pursuant to the Memorandum of Understanding entered into on August 11, 1995, which amount represents interest on late payments to the Partnership covering the period from the second quarter of 1991 to the fourth quarter of 1993 pursuant to the Guarantee Agreement.

4.       FEES PAID TO MANAGING GENERAL PARTNER AND AFFILIATES

         In accordance with the Partnership Agreement, certain fees and reimbursements are paid to the general partners and their affiliates as follows:

         a. A partnership management fee of $50,000 annually is paid to the Managing General Partner. This fee is included in general and administrative expenses for 1995, 1994 and 1993.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

4.       FEES PAID TO MANAGING GENERAL PARTNERS AND AFFILIATES (CONTINUED)

         b. Prior to February 1, 1995, a property management fee equal to 5% of collected revenues was paid to an affiliate of the Managing General Partner. Effective February 1, 1995, the property management fee was reduced to 3%. On January 1, 1996, property management was transferred to an unaffiliated agent, who manages the property for a fee of 3% of rental revenues. The property management fees paid to the affiliate for the years ended December 31, 1995, 1994 and 1993 were $181,375, $273,130 and $257,142, respectively. Additionally, the Partnership paid approximately $41,700, $21,200 and $53,500 for the years ended December 31, 1995, 1994 and 1993, respectively, to an affiliate of the Managing General Partner for maintenance services.

         c. Through December 1990, partnership expense reimbursements, not to exceed $50,000 annually, were paid to the Non-Managing General Partner. The 1990 reimbursement has been accrued and is included in accounts payable and accrued liabilities at December 31, 1995 and 1994. The Non-Managing General Partner has requested reimbursement for expenses for 1991 through 1995, however, the Managing General Partner is disputing such reimbursements and none have been paid or accrued.

         d. Payments in the amount of approximately $376,000 were made to an affiliate of the Managing General Partner, in connection with earthquake related repairs during the year ended December 31, 1994 (see Note 5). These amounts were included in the provision for earthquake damage.

         e. 1% of distributions (as defined in the Partnership Agreement) is payable quarterly to the Managing General Partner. The fees paid for the years ended December 31, 1995, 1994 and 1993 were $27,262, $98,899 and $0, respectively.

         f. The Partnership is obligated to pay certain fees to the Managing General Partner or its affiliates upon sale of the Property. The payment of such fees is subordinated to certain preferred returns to the Limited Partners.

         At December 31, 1995, $150,000 was estimated as due to the Non-Managing General Partner for reimbursement of professional fees paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding. At December 31, 1994, approximately $91,000 was due the Managing General Partner for reimbursement of professional fees paid on behalf of the Partnership. This amount was paid in 1995.

5.       COMMITMENTS AND CONTINGENCIES

         a. On January 17, 1994, the Property sustained damage due to the earthquake in the Los Angeles area (the "Northridge Earthquake"). For the years ended December 31, 1995 and 1994, approximately $37,000, and $1,142,000, respectively, has been provided for repairing the damage caused by the Northridge Earthquake.

                 Based on a determination by the building's insurance carrier that the loss suffered by the Property as a result of the Northridge Earthquake was $1,537,718, the Partnership received in August 1994 a net insurance settlement in the amount of $355,448. This amount was determined by reducing the gross amount of the loss by: (a) the deductible provided for in the policy in the amount of $1,071,808; (b) the $34,095 paid to the independent public adjuster that processed the building's claim; and (c) the insurance company's holdback of $76,367. The insurance settlement of $355,448 has been offset against the provision for earthquake loss.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         b. Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. The final resolution vacating the streets and alleys was approved on December 31, 1994. Landscape and architectural drawings have been prepared for the construction of the perimeter fencing and related improvements, including a guardhouse at the Ambassador Street entrance and a directory/trellis at the Peerless Street location. These plans were approved and a building permit was issued by the City of Los Angeles on June 20, 1995. This permit was to expire on December 20, 1995, however, a six month extension to June 20, 1996 was approved.

                 As a condition to its approval of the proposed "privatization", the City of Los Angeles requires the construction of a storm drain and related improvements, for which an improvement agreement and guarantee in the amount $158,000 has been filed with the City of Los Angeles.

                 Presently, plans for the improvements are being bid out and other construction coordination issues are being resolved. Thereafter, the work on the improvements will commence.

         c. The Managing General Partner of the Partnership is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Managing General Partner, the claims will not result in any material liability to the Partnership.

6.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                                                                    SCHEDULE III


                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

NOTES: 1.     Rental property is stated at cost.  Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Substantially all of the apartments are leased on a month-to-month basis.

       2. The total cost of land, buildings, and equipment for federal income tax purposes at December 31, 1995 is approximately $51,053,790.

       3.     Investment in rental property:

                                                Buildings,
                                                Furniture
                                                   and
                                   Land         Equipment        Total
                                   -----       -----------      -------
Balance, January 1, 1993        $16,175,000    $32,188,853    $48,363,853

Less:  minimum distribution
  guarantee amounts funded
  and accrued in 1993                -          (3,226,961     (3,226,961)
                                -----------    -----------    -----------

Balance, December 31, 1993       16,175,000     28,961,892     45,136,892

Less:  minimum distribution
  guarantee amounts funded
  in 1994                            -            (47,490        (47,490)
                                -----------    -----------    -----------

Balance, December 31, 1994       16,175,000     28,914,402     45,089,402

Less:  minimum distribution
  guarantee amounts funded
  in 1995                            -           (175,000       (175,000)
                                -----------    -----------    -----------

Balance, December 31, 1995      $16,175,000    $28,739,402    $44,914,402
                                ===========    ===========    ===========

                                                                    SCHEDULE III
                                                                     (Continued)

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995



                                                          Buildings,
                                                          Furniture
                                                             and
                                                          Equipment
                                                          ---------
Accumulated Depreciation:
- -------------------------

Balance, January 1, 1993                                $ 7,361,895

Provision for the year ended
December 31, 1993                                         1,350,550
                                                        -----------

Balance, December 31, 1993                                8,712,445

Provision for the year ended
December 31, 1994                                           716,572
                                                        -----------

Balance, December 31, 1994                                9,429,017

Provision for the year ended
December 31, 1995                                           713,054
                                                        -----------

Balance, December 31, 1995                              $10,142,071
                                                        ===========

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

CENTURY HILLCRESTE APARTMENT INVESTORS, L.P. (the "Partnership") has no directors or executive officers of its own.

National Partnership Investments Corp. ("NAPICO" or the "Managing General Partner") is a wholly-owned subsidiary of Casden Investment Corporation, an affiliate of The Casden Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 66, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. In 1963, he was the winner of the Snyder Award, the highest annual award offered by the National Association of Real Estate Boards for Best Exchange. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Mr. Boxenbaum was a member of the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 44, President and a director of NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time, Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 50, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Corp. Prior to that, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management
firm.   Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, and the President's Council of the California Building Industry Association. He also serves on the advisory board to the School of Accounting of the University of Southern California. He holds a Bachelor of Science degree from the University of Southern California.

HENRY C. CASDEN, 52, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould.
From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

BRIAN D. GOLDBERG, 32, Chief Financial Officer of The Casden Company and a director of NAPICO.

Mr. Goldberg joined The Casden Company in 1990 as Vice President of Finance and became Chief Financial Officer in March 1991. Prior to joining The Casden Company, Mr. Goldberg was with Arthur Andersen & Co., an international public accounting firm, from August 1985 until July 1990 in their Los Angeles office. He received his bachelor of science degree in Accounting from the University of Denver. Mr. Goldberg is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

SHAWN HORWITZ, 36, Executive Vice President and Chief Financial Officer.

Mr. Horwitz joined NAPICO in 1990 and is responsible for the financial affairs of NAPICO and the limited partnerships sponsored by NAPICO. Prior to joining NAPICO, Mr. Horwitz was President for approximately one year of Star Sub Shops, Inc., a corporation engaged in the business of selling fast food franchises, was an audit manager in the real estate industry group for Altschuler, Melvoin & Glasser for six years, and was an auditor with Arthur Young & Co. for three years.

Mr. Horwitz received his Bachelor of Commerce degree in accounting from Rhodes University in South Africa and is a member of the Illinois Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the South African Institute of Chartered Accountants.

BOB SCHAFER, 54, Vice President and Corporate Controller.

Mr. Schafer joined NAPICO in 1984 and is the Corporate Controller responsible for the financial reporting function of the company. Prior to this, he was a Group and Division Controller at Bergen Brunswig for over eight years, Controller at a Flintkote subsidiary for over four years, and Assistant Controller at an electronics subsidiary of General Electric for two years.

Mr. Schafer is a member of the California Society of Certified Public Accountants. He holds a Bachelor of Science degree in accounting from Woodbury University, Burbank, California.

PATRICIA W. TOY, 66, Senior Vice President - Communications and Assistant Secretary

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 35, Executive Vice President, General Counsel and Assistant Secretary.

Mr. Walther joined NAPICO in 1987 and is responsible for the legal affairs of the NAPICO sponsored limited partnerships. Prior to joining NAPICO, Mr. Walther worked in the San Francisco law firm of Browne and Kahn which specialized in construction litigation. Mr. Walther received his Bachelor of Arts Degree in Political Science from the University of California, Santa Barbara and is a graduate of the University of California, Davis, School of Law. He is a member of the State Bar of Hawaii.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS:

In accordance with the Partnership Agreement, certain fees and reimbursements are paid to the general partners and their affiliates as follows:

(a) A partnership management fee of $50,000 annually is paid to the Managing General Partner. This fee is included in general and administrative expenses for 1995, 1994 and 1993.

(b) A property management fee equal to 3% (5% prior to February 1, 1995) of collected revenues was paid to an affiliate of the Managing General Partner. The property management fees for the years ended December 31, 1995, 1994 and 1993 were $181,375, $273,130 and $257,142, respectively.
       On January 1, 1996, property management was transferred to an unaffiliated agent, who manages the property for a fee of 3% of rental revenues. Additionally, the Partnership paid approximately $41,700, $21,200 and $53,500 for the years ended December 31, 1995, 1994 and 1993, respectively, to an affiliate of the Managing General Partner for maintenance services.

(c) Payments in the amount of approximately $376,000 were made to an affiliate of the Managing General Partner, in connection with earthquake related repairs during the year ended December 31, 1994. These amounts have been included in provision for earthquake damage for the year ended December 31, 1994.

(d) 1% of distributions (as defined in the Partnership Agreement) is payable quarterly to the Managing General Partner.

(e) In addition, the Partnership is obligated to pay fees to the Managing General Partner or its affiliates upon sale of the Property based upon the form of such sale. The payment of such fees are subordinated to certain preferred returns to the Limited Partners.

At December 31, 1995, $150,000 was estimated or due to the Non-Managing General Partner for reimbursement of professional fees paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding.

At December 31, 1994, approximately $91,000 was due the Managing General Partner for reimbursement of expenses paid on behalf of the Partnership. This amount was paid in 1995.

ITEM 12.  SECURITY OF OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)    Security of Ownership of Certain Beneficial Owners

          The General Partners own all of the outstanding general partnership interests of the Partnership; no person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors, or employees of its own. All of its affairs are managed by the Managing General Partner. The transactions with the Managing General Partner are primarily in the form of fees paid by the Partnership to the General Partners or their affiliates for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.


PART IV.

ITEM 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 1995 and 1994.

Statements of Income for the years ended December 31, 1995, 1994 and 1993.

Statements of Partners' Capital (Deficiency) for the years ended December 31, 1995, 1994 and 1993.

Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1995.

The remaining schedules are omitted because any required information is included in the financial statements and notes thereto, or they are not applicable or not required.

EXHIBITS

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 Registration #33-22857 incorporated herein by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Amended and Restated Certificate and Agreement of Limited Partnership dated September 8, 1988 and the contracts representing the Partnership's acquisition of its apartment project as previously filed at the Securities Exchange Commission, File #33-22857 which is hereby incorporated by reference.

REPORTS ON FORM 8-K

A report on Form 8-K dated January 30, 1995, was filed with the Securities and Exchange Commission. This Form 8-K disclosed a change in the registrant's independent public accountant for the year ending December 31, 1994.