Form 10-Q
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1996-05-20
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                        FOR QUARTER ENDED MARCH 31, 1996

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996


PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements and Notes to Financial Statements

                      Balance Sheets, March 31, 1996 and December 31, 1995 ..................................   1

                      Statements of Operations,
                              Three Months Ended March 31, 1996 and 1995.....................................   2

                      Statement of Partners' Capital (Deficiency)
                              Three Months Ended March 31, 1996 .............................................   3

                      Statements of Cash Flows
                              Three Months Ended March 31, 1996 and 1995.....................................   4

                      Notes to Financial Statements .........................................................   5

        Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations ...........................................  10

PART II.  OTHER INFORMATION

        Item 1.       Legal Proceedings......................................................................  12

        Item 6.       Exhibits and Reports on Form 8-K.......................................................  14

        Signatures ..........................................................................................  15

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995


                                     ASSETS

                                                     1996                1995
                                                  (Unaudited)          (Audited)
                                                  -----------         -----------
RENTAL PROPERTY (Notes 1, 2 and 3)                $34,419,692        $34,772,331

CASH AND CASH EQUIVALENTS (Note 1)                  3,093,938          2,738,045

RESTRICTED CASH (Notes 1 and 4)                       158,700            158,700

OTHER ASSETS (Note 5)                                   9,382             15,102

DUE FROM RELATED PARTIES (Note 3)                     183,095               --
                                                  -----------        -----------

                                                  $37,864,807        $37,684,178
                                                  ===========        ===========

                       LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED
      LIABILITIES (Note 3)                        $   492,853        $   359,359

DUE TO GENERAL PARTNER (Note 3)                        90,000            150,000

PREPAID RENT                                           44,272             46,965

SECURITY DEPOSITS                                     308,511            310,099
                                                  -----------        -----------

                                                      935,636            866,423

COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL (Note 1)                         36,929,171         36,817,755
                                                  -----------        -----------

                                                  $37,864,807        $37,684,178
                                                  ===========        ===========




   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                              STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)



                                                              1996             1995
                                                           ----------       ----------
REVENUES
     Rental income                                         $1,262,662       $1,371,256
     Interest and other income (Note 1)                        63,403          104,705
                                                           ----------       ----------
                                                            1,326,065        1,475,961
                                                           ----------       ----------

EXPENSES
     Operating (Note 3)                                       273,189          378,114
     Property taxes                                            71,022          128,854
     Management fee - related party in 1995 (Note 3)           39,058           59,921
     General and administrative (Note 3)                      110,405           99,913
     Depreciation                                             177,639          178,889
                                                           ----------       ----------

                                                              671,313          845,691
                                                           ----------       ----------

NET INCOME                                                 $  654,752       $  630,270
                                                           ==========       ==========

NET INCOME PER LIMITED
     PARTNERSHIP INTEREST                                  $     0.09       $     0.09
                                                           ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1996

                                   (Unaudited)

                                                                               Special Limited
                                         General            Limited                Partner
                                         Partners           Partners              (Note 1)                Total
                                      -------------       ------------        -----------------       ------------
PARTNERSHIP INTERESTS,
     March 31, 1996                                          7,258,000
                                                          ============

BALANCE, January 1, 1996              $   (287,786)       $ 37,105,541        $            --         $ 36,817,755

Distributions                                                 (543,336)                                   (543,336)

Net income for the three months
ended March 31, 1996                         6,548             648,204                     --              654,752
                                      ------------        ------------        -----------------       ------------

BALANCE, March 31, 1996               $   (281,238)       $ 37,210,409        $            --         $ 36,929,171
                                      ============        ============        =================       ============


   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)

                                                                                 1996               1995
                                                                              -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income                                                              $   654,752        $   630,270
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                                           177,639            178,889
           Decrease in other assets                                                 5,720            171,198
           Increase due to related parties                                       (183,095)              --
           Increase in accounts payable and
               accrued liabilities                                                133,494              6,384
           Increase in due to general partner                                     (60,000)           (43,010)
           (Decrease) increase  in security deposits                               (1,588)            16,503
           (Decrease) increase in prepaid rent                                     (2,693)             4,345
                                                                              -----------        -----------

                  Net cash provided by operating activities                       724,229            964,579
                                                                              -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments receivable pursuant to the minimum distribution guarantee           175,000               --
     Distributions to partners                                                   (543,336)          (548,825)
                                                                              -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         355,893            415,754

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  2,738,045          2,425,486
                                                                              -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 3,093,938        $ 2,841,240
                                                                              ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1995 prepared by Century HillCreste Apartment Investors, L.P. (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and changes in cash flows for the three months then ended.

         ORGANIZATION

         The Partnership, a California limited partnership, was formed on June 6, 1988, with National Partnership Investments Corp. ("NAPICO" or the "Managing General Partner"), and HillCreste Properties Inc. ("Non-Managing General Partner") as general partners. On October 26, 1988, the Partnership issued to investors (the "Limited Partners") 7,258,000 depositary units (each depositary unit being entitled to the beneficial interest of a limited partnership interest) for a total amount raised of $72,580,000, through a public offering.

         Concurrent with the issuance of the depositary units, the Partnership purchased a 315-unit luxury apartment complex in West Los Angeles, California (the "Property") from Casden Properties (hereinafter referred to as the "Seller"). To complete the purchase of the Property, the Seller purchased a 10% special limited partnership interest in the Partnership for $6,855,000. For its contribution, the Seller has rights to receive an allocation of the Partnership's net cash from operations after the Limited Partners receive a specified priority return.

         Among other provisions, the Partnership Agreement provides that the 10% special limited partnership interest is subordinate to the other Limited Partners' specified priority return in the case of distributions of net cash flow from operations, plus the other Limited Partners' return of capital in the case of net sales or refinancing proceeds.

         Casden Investment Corporation, an affiliate of the Seller, owns all of the outstanding common stock of NAPICO. DA Group Holdings Inc. owns 100% of the stock of HillCreste Properties Inc.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         MINIMUM DISTRIBUTION GUARANTEE

         The Minimum Distribution Guarantee Agreement (the "Guarantee Agreement") required the Seller, who is also the special limited partner of the Partnership, to make certain payments to the Partnership, if and when necessary, in an amount sufficient to enable the Partnership to provide the Limited Partners with distributions sufficient to achieve a minimum annual return based upon the Limited Partners' investment in the Partnership, through December 31, 1993, as follows:

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

         Pursuant to the Memorandum of Understanding entered into on August 11, 1995, the Seller agreed to pay to the Partnership, the sum of $350,000 in two equal installments of $175,000 each; the first such $175,000 payment was made in August 1995 and the second payment was made on May 1, 1996. These payments represent the amount of a real estate tax refund received in 1994 for overpayment of prior year taxes which had previously been offset against amounts receivable from the Seller under the Guarantee Agreement.

         Through March 31, 1996, the Seller has funded a total of $12,955,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which amount includes the $175,000 paid in August 1995, referred to above. The period covered by the Guarantee Agreement expired on December 31, 1993. Except with respect to the payments made pursuant to the Memorandum of Understanding, commencing in 1994, distributions, if any, to the Partners are made from cash flow from operations. The minimum distribution guarantee payments from the Seller have been reflected as a reduction in the carrying amount of the Property.

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

                                 MARCH 31, 1996

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

         NET INCOME PER LIMITED PARTNERSHIP UNIT

         Net income per limited partner unit was computed by dividing the limited partners' share of net income (99%) by the number of limited partner units outstanding during the year. The number of limited partner units was 7,258,000 for the periods presented.

NOTE 2 - RENTAL PROPERTY

         At March 31, 1996 and December 31, 1995, the rental property consists of the following:

                                                      1996              1995
                                                  -----------        -----------
         Land                                     $16,175,000        $16,175,000
         Building                                  24,694,402         24,869,402
         Furniture and equipment                    3,870,000          3,870,000
                                                  -----------        -----------
                                                   44,739,402         44,914,402

         Less accumulated depreciation             10,319,710         10,142,071
                                                  -----------        -----------

                                                  $34,419,692        $34,772,331
                                                  ===========        ===========

Minimum distribution guarantee payments have been reflected as a reduction in the carrying value of the Property (Note 1).

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

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

         (b) Through December 31, 1995, the Property was managed by an affiliate of the Managing General Partner for a fee of 3% of rental revenue (5% prior to February 1, 1995). The property management was transferred to an unaffiliated agent, on January 1, 1996, who will manage the property for a management fee of 3% of rental revenue.

         (c) Partnership expense reimbursements, payable to the Non-Managing General Partner, not to exceed $50,000 annually. The 1990 reimbursement has been accrued and is included in accounts payable and accrued liabilities at March 31, 1996 and December 31, 1995. The Non-Managing General partner has requested reimbursement for expenses for 1991 through March 31, 1996, however, the Managing General Partner is disputing such reimbursement and none have been accrued.

         (d) The Partnership is obligated to pay fees to the Managing General Partner or its affiliates upon sale of the Property based upon the form of such sale. The payment of such fees are subordinated to certain preferred returns to the Limited Partners.

         (e) 1% of distributions (as defined in the Partnership Agreement) is payable quarterly to the Managing General Partner.

         At March 31, 1996, $90,000 was due to the Non-Managing General Partner for reimbursement of professional fees paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding and $183,095 was due from the Seller and the former affiliated management company (Note 1), which amounts were paid on May 1, 1996.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         a. Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. The final resolution vacating the streets and alleys was approved on December 31, 1994. Landscape and architectural drawings have been prepared for the construction of the perimeter fencing and related improvements, including a guardhouse at the Ambassador Street entrance and a directory/trellis at the Peerless Street location. These plans were approved and a building permit was issued by the City of Los Angeles on June 20, 1995. This permit was to expire on December 20, 1995, however, a six month extension to June 20, 1996 was approved.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         b. The Managing General Partner of the Partnership is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion the Managing General Partner, the claims will not result in any material liability to the Partnership.

5.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996


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

        Pursuant to the Memorandum of Understanding entered into on August 11, 1995, the Seller agreed to pay to the Partnership the sum of $350,000 in two equal installments of $175,000 each; the first such $175,000 payment was made in August 1995 and the second payment was made on May 1, 1996. These payments represent the amount of a real estate tax refund received in 1994 for overpayment of prior year taxes which had previously been offset against amounts receivable from the Seller under the Guarantee Agreement.

        Through March 31, 1996, the Seller has funded $12,955,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which includes the $175,000 made in August 1995 referred to above.

        Concurrent with the execution of the Memorandum of Understanding on August 11, 1995, the Partnership received the sum of $135,000 from the Seller as compensation for late distribution payments under the Guarantee Agreement. This amount was distributed pro rata to the Limited Partners and represents interest on such late payments calculated at the rate of approximately five percent (5%) per annum, from the date that each such distribution was required to be made to Limited Partners to the date such distribution was actually made.

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

        RESULTS OF OPERATIONS

        Occupancy averaged 94% for three months ended March 31, 1996 as compared to an average of 98% for the same time period in 1995. Operating expenses decreased primarily due to the reduced rental demand.

        Since the investigation and recommendation of the staff of the Securities and Exchange Commission (the "Commission") (see "Legal Proceedings" for further discussion) concerning the Partnership's financial statements and Commission filings, a portion of the legal fees incurred in responding to the staff have been allocated to and charged to the Partnership. These legal fees primarily account for the increase in general and administrative expenses in 1996. In the opinion of the Managing General Partner, any action that might result from the Commission staff's investigation is not likely to have a material adverse effect on the Partnership.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996


PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

The Non-Managing General Partner, and certain of its affiliates, on their own behalf and on behalf of the Partnership and certain other partnerships with which they are associated and NAPICO, and certain of its affiliates, have entered into a Memorandum of Understanding dated August 11, 1995 and a Supplement to Memorandum of Understanding dated April 30, 1996, ("MOU"). In addition to establishing certain Partnership controls, the MOU resolves and settles various management and control issues which were under discussion for some time and various claims which were raised in a lawsuit filed in the Los Angeles Superior Court on June 9, 1995 by The Non-Managing General Partner, the Partnership and others against, among others, the Managing General Partner ("the Lawsuit"). All parties entered into the MOU without any admission of wrongdoing or liability by any defendant as to any claim in the Lawsuit, in a desire to avoid continued litigation that would be expensive, time consuming and complex.

By virtue of the MOU, the parties thereto have agreed, among other things, to the following:

        1. To compensate the Partnership and its Limited Partners for guarantee and distribution payments that were not made on a timely basis in 1991, 1992, 1993, and 1994, the Partnership received the sum of $135,000 from its property management company, Mayer Management, Inc. ("MMI"), such amount was distributed pro rata to the Limited Partners.

        2. Casden Properties paid to the Partnership $350,000, representing the amount of a real estate tax rebate which had previously been offset against amounts due from Casden Properties under the Guarantee Agreement. Although the parties disagree about the appropriate accounting treatment for this tax rebate, Casden Properties has agreed to repay this rebate to the Partnership in two equal installments of $175,000 each; the first such $175,000 payment was made on August 11, 1995 and the second payment was made on May 1, 1996.

        3. An analysis was prepared of the books and records of the Partnership including an analysis of the books and records of the master disbursement account maintained by the Partnership's former property management company, MMI. On May 1, 1996, based on the analysis, MMI paid the Partnership $8,095 in interest related to funds it maintained in the master disbursement account.

        4. Property management responsibility for the HillCreste property was transferred from MMI to an independent property management company, Trammell Crow Residential Services effective January 1, 1996.

        5. On May 1, 1996, the Partnership reimbursed The Non-Managing General Partner $90,000 for professional fees, which were estimated to have been paid on behalf of the Partnership in connection with issues raised in the MOU.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS (CONTINUED)

        6. The Partnership has employed an independent Cash Manager, designated by the Non-Managing General Partner and approved by the Managing General Partner, to perform cash management services, including maintenance of the Partnership's bank accounts and reserves, payment of property management fees and other accounts payable, payments to affiliates of your Managing General Partner, and payment of cash distributions to the Limited Partners. The Managing General Partner has agreed to prepare detailed annual budgets to be approved by the Non-Managing General Partner and thereafter used by the Cash Manager as a guide and control over Partnership operations.

        7. Upon the uncured breach of certain provisions of the MOU or upon a future breach of NAPICO's fiduciary duties, the Non-Managing General Partner may cause the Managing General Partner to (i) surrender its rights as Managing General Partner of the Partnership or (ii) resign as the Managing General Partner of the Partnership and become a limited partner thereof.

The staff of the Securities and Exchange Commission (the "Commission") informed the Partnership and NAPICO in August, 1995 that it intends to recommend that the Commission institute a civil action and/or administrative proceeding against the Partnership, NAPICO and others that would be based, in part, on allegations that certain of the Partnership's financial statements in 1991, 1992 and 1993 should have characterized certain current assets deposited in the master disbursement account of the Partnership's property management company as accounts receivable from a related party rather than as cash. Since the staff's investigation and its recommendation concern the Partnership's financial statements and Commission filings, a portion of the legal fees incurred in responding to the staff have been allocated to and charged to the Partnership. These legal fees primarily account for the increase in general and administrative expenses in 1996, compared to 1995. The Partnership and NAPICO strenuously disagree with the staff's contentions, which have not yet been considered by the Commission. Moreover, in the opinion of NAPICO, any action that might result from the staff's recommendation is not likely to have a material adverse effect on the Partnership.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

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

                                CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                                (a California limited partnership)

                                By:   National Partnership Investments Corp.
                                      Managing General Partner


                                Date: _____________________________________

                                By:   _____________________________________
                                      Charles Boxenbaum
                                      Chairman of the Board

                                Date: _____________________________________



                                By:   _____________________________________
                                      Shawn Horwitz
                                      Executive Vice President and
                                      Chief Financial Officer