Form 10-Q
period 1996-06-30
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1996-08-19
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                        FOR QUARTER ENDED JUNE 30, 1996

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996



PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements and Notes to Financial Statements

              Balance Sheets, June 30, 1996 and December 31, 1995   . . . .  1

              Statements of Operations,
                     Six and Three Months Ended June 30, 1996 and 1995  . .  2

              Statement of Partners' Capital (Deficiency)
                     Six Months Ended June 30, 1996   . . . . . . . . . . .  3

              Statements of Cash Flows
                     Six Months Ended June 30, 1996 and 1995  . . . . . . .  4

              Notes to Financial Statements   . . . . . . . . . . . . . . .  5

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations    . . . . . . . . . . 10

PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . 12

        Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 13

        Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                 CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                                 BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995


                                     ASSETS


                                                1996                1995
                                             (Unaudited)          (Audited)
                                             -------------     -------------
RENTAL PROPERTY (Notes 1, 2 and 3)         $   34,244,554    $   34,772,331

CASH AND CASH EQUIVALENTS (Note 1)              3,394,680         2,738,045

RESTRICTED CASH (Notes 1 and 4)                   158,700           158,700

OTHER ASSETS (Note 5)                              32,926            15,102

                                             -------------     -------------

                                           $   37,830,860    $   37,684,178
                                             =============     =============


                          LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED
      LIABILITIES (Note 3)                 $      306,301    $      359,359

DUE TO GENERAL PARTNER (Note 3)                        -            150,000

PREPAID RENT                                       66,489            46,965

SECURITY DEPOSITS                                 312,545           310,099
                                             -------------     -------------

                                                  685,335           866,423

COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL (Note 1)                     37,145,525        36,817,755
                                             -------------     -------------

                                           $   37,830,860    $   37,684,178
                                             =============     =============



The accompanying notes are an integral part of these financial statements.

                 CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                              STATEMENTS OF INCOME
               SIX AND THREE MONTHS ENDED JUNE 30, 1996  AND 1995

                                  (Unaudited)


                                                   Six months      Three months        Six months      Three months
                                                      ended            ended             ended            ended
                                                 June 30, 1996     June 30, 1996     June 30, 1995     June 30, 1995
                                                 -------------     -------------     -------------     -------------
REVENUES
     Rental income                             $    2,602,169    $    1,339,507    $    2,738,072    $    1,366,816
     Interest and other income (Note 1)               131,826            68,423           170,062            65,358
                                                 -------------     -------------     -------------     -------------

                                                    2,733,995         1,407,930         2,908,134         1,432,174
                                                 -------------     -------------     -------------     -------------


EXPENSES
     Operating (Note 3)                               525,655           252,466           731,366           353,253
     Property taxes                                   133,522            62,500           273,335           144,482
     Management fee - related party
         in 1995 (Note 3)                              79,512            40,454           101,517            41,596
     General and administrative (Note 3)              234,530           124,125           213,468           113,555
     Depreciation                                     352,777           175,138           357,778           178,889
                                                 -------------     -------------     -------------     -------------

                                                    1,325,996           654,683         1,677,464           831,775
                                                 -------------     -------------     -------------     -------------

NET INCOME                                     $    1,407,999    $      753,247    $    1,230,670    $      600,399
                                                 =============     =============    ==============     =============

NET INCOME PER LIMITED
     PARTNERSHIP INTEREST                      $         0.19    $         0.10    $         0.17    $         0.08
                                                 =============     =============    ==============     =============



The accompanying notes are an integral part of these financial statements.

                 CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                  STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)
                         SIX MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)

                                                                         Special Limited
                                       General             Limited            Partner
                                       Partners            Partners          (Note 1)             Total
                                     -------------     -------------     --------------     -------------
PARTNERSHIP INTERESTS,
   June 30, 1996                                          7,258,000
                                                       -------------

BALANCE, January 1, 1996           $     (287,786)   $   37,105,541    $        -         $   36,817,755

Distributions                              (5,369)       (1,074,860)            -             (1,080,229)

Net income for the six months
ended June 30, 1996                        14,080         1,393,919             -              1,407,999
                                     -------------     -------------     --------------     -------------

BALANCE, June 30, 1996             $     (279,075)   $   37,424,600    $        -         $   37,145,525
                                     =============     =============     ===============    =============



The accompanying notes are an integral part of these financial statements.

                 CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)


                                                                  1996              1995
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income                                               $   1,407,999    $   1,230,670
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                              352,777          357,778
        Decrease in property tax refund
            and prepaids                                                -          313,682
        (Increase) decrease in other assets                       (17,824)           2,594
        (Decrease) increase in accounts payable and
            accrued liabilities                                   (53,058)        (445,042)
        Decrease in due to general partner                       (150,000)         (91,331)
        (Increase) decrease  in security deposits                   2,446           (3,197)
        (Increase) decrease in prepaid rent                        19,524           (7,077)
                                                              ------------     ------------

               Net cash provided by operating activities        1,561,864        1,358,077
                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments pursuant to the minimum distribution guarantee         175,000           -
  Distributions to partners                                    (1,080,229)      (1,080,348)
                                                              ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         656,635          277,729

CASH AND CASH EQUIVALENTS, beginning of period                  2,738,045        2,425,486
                                                              ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                    $   3,394,680    $   2,703,215
                                                              ============     ============


The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

         ORGANIZATION

         The Partnership, a California limited partnership, was formed on June 6, 1988, with National Partnership Investments Corp. ("NAPICO" or the "Managing General Partner"), and HillCreste Properties Inc. (the Non-Managing General Partner") as general partners. On October 26, 1988, the Partnership issued to investors (the "Limited Partners") 7,258,000 depositary units (each depositary unit being entitled to the beneficial interest of a limited partnership interest) for a total amount raised of $72,580,000, through a public offering.

         Concurrent with the issuance of the depositary units, the Partnership purchased a 315-unit luxury apartment complex in West Los Angeles, California (the "Property") from Casden Properties (hereinafter referred to as the "Seller"). To complete the purchase of the Property, the Seller purchased a 10% special limited partnership interest in the Partnership for $6,855,000. For its contribution, the Seller has rights to receive an allocation of the Partnership's net cash from operations after the Limited Partners receive a specified priority return, all as more particularly set forth in the Partnership Agreement.

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

                                 JUNE 30, 1996


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

         Pursuant to the Memorandum of Understanding entered into on August 11, 1995 (and more particularly described in Part II below), the Seller agreed to pay to the Partnership, the sum of $350,000 in two equal installments of $175,000 each; the first such $175,000 payment was made in August 1995 and the second payment was made in May 1996.
         These payments represent the amount of a real estate tax refund received in 1994 for overpayment of prior year taxes which had previously been offset against amounts receivable from the Seller under the Guarantee Agreement.

         Through June 30, 1996, the Seller has funded a total of $13,130,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which amount includes the $350,000 referred to above. The period covered by the Guarantee Agreement expired on December 31, 1993. Except with respect to the payments made pursuant to the Memorandum of Understanding, commencing in 1994, distributions, if any, to the Partners are made from cash flow from operations. The minimum distribution guarantee payments from the Seller have been reflected as a reduction in the carrying amount of the Property.

         In addition, in August 1995, the Seller made an additional payment of $135,000 to the Partnership pursuant to the Memorandum of Understanding, which amount represents interest on late payments to the Partnership made pursuant to the Guarantee Agreement covering the period from the second quarter of 1991 to the fourth quarter of 1993.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996

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

NOTE 2 - RENTAL PROPERTY

         At June 30, 1996 and December 31, 1995, the rental property consists of the following:

                                                                      1996                     1995
                                                                  ------------             -------------
         Land                                                      $16,175,000               $16,175,000
         Building                                                   24,694,402                24,869,402
         Furniture and equipment                                     3,870,000                 3,870,000
                                                                 -------------             -------------
                                                                    44,739,402                44,914,402

         Less accumulated depreciation                              10,494,848                10,142,071
                                                                   -----------              ------------

                                                                   $34,244,554               $34,772,331
                                                                   ===========               ===========

         Payments made pursuant to the Guarantee Agreement have been reflected as a reduction in the carrying value of the Property (see Note 1).

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


NOTE 3 - FEES PAID TO GENERAL PARTNERS AND AFFILIATES

         In accordance with the Partnership Agreement certain fees and reimbursements are paid to the general partners and their affiliates as follows:

         (a) A Partnership management fee payable to the Managing General Partner of $50,000 annually. The fee is included in general and administrative expenses.

         (b) Through December 31, 1995, the Property was managed by an affiliate of the Managing General Partner for a fee of 3% of rental revenue (5% prior to February 1, 1995). The property management was transferred to an unaffiliated agent, on January 1, 1996, who manages the property for a management fee of 3% of rental revenue.

         (c) Partnership expense reimbursements, payable to the Non-Managing General Partner, not to exceed $50,000 annually. The 1990 reimbursement has been accrued and is included in accounts payable and accrued liabilities at June 30, 1996 and December 31, 1995. The Non-Managing General partner has requested reimbursement for expenses for 1991 through June 30, 1996, however, the Managing General Partner is disputing such reimbursement and none have been accrued.

         (d) The Partnership is obligated to pay fees to the Managing General Partner or its affiliates upon sale of the Property based upon the form of such sale. The payment of such fees are subordinated to certain preferred returns to the Limited Partners.

         (e) 1% of distributions (as defined in the Partnership Agreement) is payable quarterly to the Managing General Partner.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         a. Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. The final resolution vacating the streets and alleys was approved by the City on December 31, 1994. Landscape and architectural drawings have been prepared for the construction of the perimeter fencing and related improvements, including a guardhouse at the Ambassador Street entrance and a directory/trellis at the Peerless Street location. These plans were approved and a building permit was issued by the City of Los Angeles on June 20, 1995. This permit was to expire on December 20, 1995, however, an extension to December 31, 1996 was approved.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                 As a condition to its approval of the proposed "privatization", the City of Los Angeles requires the construction of a storm drain and related improvements, for which an improvement agreement and guarantee in the amount $158,000 has been filed with the City of Los Angeles. The Partnership has pledged a Certificate of Deposit in such amount to the City to secure the improvement guarantee.

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                 JUNE 30, 1996


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

         Concurrent with the issuance of depositary units to the Limited Partners, the Partnership received the Guarantee Agreement from the Seller, (an affiliate of the Managing General Partner), which required the Seller to make payments or loans as provided therein, if and when necessary, in an amount sufficient to enable the Partnership to provide the Limited Partners with minimum distributions through December 1993.

         Pursuant to the Memorandum of Understanding entered into on August 11, 1995, the Seller agreed to pay to the Partnership the sum of $350,000 in two equal installments of $175,000 each; the first such $175,000 payment was made in August 1995 and the second payment was made in May 1996. These payments represent the amount of a real estate tax refund received in 1994 for overpayment of prior year taxes which had previously been offset against amounts receivable from the Seller under the Guarantee Agreement.

         Through June 30, 1996, the Seller has funded $13,130,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which includes the $350,000 referred to above.

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


         Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. The final resolution vacating the streets and alleys was approved by the City on December 31, 1994. Landscape and architectural drawings have been prepared for the construction of the perimeter fencing and related improvements, including a guardhouse at the Ambassador Street entrance and a directory/trellis at the Peerless Street location. These plans were approved and a building permit was issued by the City of Los Angeles on June 20, 1995. This permit was to expire on December 20, 1995, however, an extension to December 31, 1996 was approved.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

         As a condition to its approval of the proposed "privatization", the City of Los Angeles requires the construction of a storm drain and related improvements, for which an improvement agreement and guarantee in the amount $158,000 has been filed with the City of Los Angeles. The Partnership has pledged a Certificate of Deposit in such amount to the City to secure the improvement guarantee.


         Presently, plans for the improvements are being bid out and other
         construction coordination issues are being resolved.   Thereafter, the
         work on the improvements will commence.

         RESULTS OF OPERATIONS

         Occupancy averaged 94% for six months ended June 30, 1996 as compared to an average of 95% for the same time period in 1995. Operating expenses decreased primarily due to the reduced rental demand.

         Since the investigation and recommendation of the staff of the Securities and Exchange Commission (the "Commission") (see "Legal Proceedings" for further discussion) concern the Partnership's financial statements and Commission filings, a portion of the legal fees incurred in responding to the staff have been allocated to and charged to the Partnership by the Managing General Partner. These legal fees primarily account for the increase in general and administrative expenses in 1996. In the opinion of the Managing General Partner, any action that might result from the Commission staff's investigation is not likely to have a material adverse effect on the Partnership.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 1996, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership.

The Non-Managing General Partner, and certain of its affiliates, on their own behalf and on behalf of the Partnership and certain other partnerships with which they are associated, and NAPICO, and certain of its affiliates, have entered into a Memorandum of Understanding dated August 11, 1995 and a Supplement to Memorandum of Understanding dated April 30, 1996, ("MOU"). In addition to establishing certain Partnership controls, the MOU resolved and settled various management and control issues which were under discussion for some time and various claims which were raised in a lawsuit filed in the Los Angeles Superior Court on June 9, 1995 by the Non-Managing General Partner, the Partnership and others against, among others, the Managing General Partner ("the Lawsuit"). All parties entered into the MOU without any admission of wrongdoing or liability by any defendant as to any claim in the Lawsuit, in a desire to avoid continued litigation that would be expensive, time consuming and complex.

By virtue of the MOU, the parties thereto have agreed, among other things, to the following:

         1. To compensate the Partnership and its Limited Partners for guarantee and distribution payments that were not made on a timely basis in 1991, 1992, 1993, and 1994, the Partnership received the sum of $135,000 from the seller, such amount was distributed pro rata to the Limited Partners.

         2. Casden Properties paid to the Partnership $350,000, representing the amount of a real estate tax rebate which had previously been offset against amounts due from Casden Properties under the Guarantee Agreement. Although the parties disagreed about the appropriate accounting treatment for this tax rebate, Casden Properties agreed to repay this rebate to the Partnership in two equal installments of $175,000 each; the first such $175,000 payment was made on or about August 11, 1995 and the second payment was made on or about May 1, 1996.

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

         5. On May 1, 1996, the Partnership reimbursed the Non-Managing General Partner $90,000 for professional fees, which were paid on behalf of the Partnership in connection with issues raised in the MOU.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS (CONTINUED)

         6. The Partnership has employed an independent Cash Manager, designated by the Non-Managing General Partner and approved by the Managing General Partner, to perform cash management services, including maintenance of the Partnership's bank accounts and reserves, payment of property management fees and other accounts payable, payments to affiliates of the Managing General Partner, and payment of cash distributions to the Limited Partners. The Managing General Partner has agreed to prepare detailed annual budgets to be approved by the Non-Managing General Partner and thereafter used by the Cash Manager as a guide and control over Partnership operations.

         7. Upon the uncured breach of certain provisions of the MOU or upon a future breach of NAPICO's fiduciary duties, the Non-Managing General Partner may cause the Managing General Partner to (i) surrender its rights as Managing General Partner of the Partnership or (ii) resign as the Managing General Partner of the Partnership and become a limited partner thereof.

The staff of the Securities and Exchange Commission (the "Commission") informed the Partnership and NAPICO in August, 1995 that it intends to recommend that the Commission institute a civil action and/or administrative proceeding against the Partnership, NAPICO and others that would be based, in part, on allegations that certain of the Partnership's financial statements in 1991, 1992 and 1993 should have characterized certain current assets deposited in the master disbursement account of the Partnership's property management company as accounts receivable from a related party rather than as cash. Since the staff's investigation and its recommendation concern the Partnership's financial statements and Commission filings, a portion of the legal fees incurred in responding to the staff have been allocated to and charged to the Partnership by NAPICO. These legal fees primarily account for the increase in general and administrative expenses in 1996, compared to 1995. The Partnership and NAPICO strenuously disagree with the staff's contentions, which have not yet been considered by the Commission. Moreover, in the opinion of NAPICO, any action that might result from the staff's recommendation is not likely to have a material adverse effect on the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1996

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



                                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                                  (a California limited partnership)


                                  By:  National Partnership Investments Corp.
                                       Managing General Partner


                                  Date:
                                       ---------------------------------------



                                  By:
                                       ---------------------------------------
                                       Bruce Nelson
                                       President



                                  Date:
                                       ---------------------------------------



                                  By:
                                       ---------------------------------------
                                       Shawn Horwitz
                                       Executive Vice President and
                                       Chief Financial Officer