Form 10-Q
period 1996-09-30
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1996-11-14
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended SEPTEMBER 30, 1996

                        Commission File Number 33-22857

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A California Limited Partnership)

                 I.R.S. Employer Identification No. 95-4166241

                         9090 WILSHIRE BLVD., SUITE 201
                          BEVERLY HILLS, CALIF.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X     No
                                   ----      ----

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements and Notes to Financial Statements

                     Balance Sheets, September 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . 1

                     Statements of Operations,
                            Nine and Three Months Ended September 30, 1996 and 1995   . . . . . . . . . . . 2

                     Statement of Partners' Capital (Deficiency)
                            Nine Months Ended September 30, 1996    . . . . . . . . . . . . . . . . . . . . 3

                     Statements of Cash Flows
                            Nine Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . 4

                     Notes to Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

       Item 2.       Management's Discussion and Analysis of Financial
                            Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . .  11


PART II.  OTHER INFORMATION

       Item 1.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

       Item 6.       Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . .  13

       Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                 CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                     ASSETS

                                                            1996              1995
                                                         (Unaudited)        (Audited)
                                                        -------------     -------------
RENTAL PROPERTY (Notes 1, 2 and 3)                      $  34,248,165     $  34,772,331

CASH AND CASH EQUIVALENTS (Note 1)                          3,596,995         2,738,045

RESTRICTED CASH (Notes 1 and 4)                               158,700           158,700

OTHER ASSETS (Note 5)                                          92,512            15,102

                                                        -------------     -------------

                                                        $  38,096,372     $  37,684,178
                                                        =============     =============


                         LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED
      LIABILITIES (Note 3)                              $     579,132     $     359,359

DUE TO GENERAL PARTNER (Note 3)                                 -               150,000

PREPAID RENT                                                   70,445            46,965

SECURITY DEPOSITS                                             328,526           310,099
                                                        -------------     -------------

                                                              978,103           866,423

COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL (Note 1)                                 37,118,269        36,817,755
                                                        -------------     -------------

                                                        $  38,096,372     $  37,684,178
                                                        =============     =============


The accompanying notes are an integral part of these financial statements.

                 CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996  AND 1995

                                  (Unaudited)

                                                               Nine months      Three months       Nine months      Three months
                                                                  ended             ended             ended             ended
                                                             Sept. 30, 1996    Sept. 30, 1996    Sept. 30, 1995    Sept. 30, 1995
                                                             ---------------   ---------------   ---------------   ---------------
REVENUES
     Rental income                                           $     3,966,912   $     1,364,743   $     4,045,047   $     1,353,957
     Interest and other income (Notes 1 and 3)                       178,793            46,967           368,163           177,432
                                                             ---------------   ---------------   ---------------   ---------------

                                                                   4,145,705         1,411,710         4,413,210         1,531,389
                                                             ---------------   ---------------   ---------------   ---------------


EXPENSES
     Operating (Note 3)                                              859,409           333,754           993,132           288,079
     Property taxes                                                  312,340           178,818           408,076           134,741
     Management fee - related party
         in 1995 (Note 3)                                            150,550            71,038           142,543            41,026
     General and administrative (Note 3)                             325,400            90,870           440,256           226,788
     Depreciation                                                    529,166           176,389           536,667           178,889
     Earthquake loss                                                  -                 -                 25,000            25,000
                                                             ---------------   ---------------   ---------------   ---------------

                                                                   2,176,865           850,869         2,545,674           894,523
                                                             ---------------   ---------------   ---------------   ---------------

NET INCOME                                                   $     1,968,840   $       560,841   $     1,867,536   $       636,866
                                                             ===============   ===============   ===============   ===============

NET INCOME PER LIMITED
     PARTNERSHIP INTEREST                                    $          0.27   $          0.08   $          0.26   $          0.09
                                                             ===============   ===============   ===============   ===============


The accompanying notes are an integral part of these financial statements.

                 CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (Unaudited)

                                                                                   Special Limited
                                                General            Limited             Partner
                                               Partners           Partners            (Note 1)              Total
                                             -------------      -------------      ---------------      -------------
PARTNERSHIP INTERESTS,
   September 30, 1996                                               7,258,000
                                                                =============

BALANCE, January 1, 1996                     $    (287,786)     $  37,105,541      $        -           $  36,817,755

Distributions                                      (11,250)        (1,657,076)              -              (1,668,326)

Net income for the nine months
ended September 30, 1996                            19,688          1,949,152               -               1,968,840
                                             -------------      -------------      ---------------      -------------

BALANCE, September 30, 1996                  $    (279,348)     $  37,397,617      $        -           $  37,118,269
                                             =============      =============      ================     =============


The accompanying notes are an integral part of these financial statements.

                 CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)


                                                                        1996              1995
                                                                    ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income                                                       $  1,968,840     $  1,867,536
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                     529,166          536,667
        (Increase) decrease in other assets                              (77,410)         289,098
        Increase (decrease) in accounts payable and
            accrued liabilities                                          219,773         (575,688)
        Decrease in due to general partner                              (150,000)         (91,331)
        Increase (decrease)  in security deposits                         18,427           (3,808)
        Increase (decrease) in prepaid rent                               23,480           (6,251)
                                                                    ------------     ------------

               Net cash provided by operating activities               2,532,276        2,016,223
                                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in fixed assets                                              (180,000)          -
  Payments pursuant to the minimum distribution guarantee                175,000          175,000
  Distributions to partners                                           (1,668,326)      (1,628,576)
                                                                    ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                858,950          562,647

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         2,738,045        2,425,486
                                                                    ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  3,596,995     $  2,988,133
                                                                    ============     ============



The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


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

         In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

         Concurrent with the issuance of the depositary units, the Partnership purchased a 315-unit luxury apartment complex in West Los Angeles, California (the "Property") from Casden Properties (hereinafter referred to as the "Seller"), an affiliate of the Managing General Partner. To complete the purchase of the Property, the Seller purchased a 10% special limited partnership interest in the Partnership for $6,855,000. For its contribution, the Seller has rights to receive an allocation of the Partnership's net cash from operations after the Limited Partners receive a specified priority return, all as more particularly set forth in the Partnership Agreement.

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

                               SEPTEMBER 30, 1996

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


         Pursuant to a Memorandum of Understanding entered into on August 11, 1995, the Seller agreed to pay to the Partnership the sum of $350,000 in two equal installments of $175,000 each; the first such $175,000 payment was made in August 1995 and the second payment was made in May 1996. These payments represent the amount of a real estate tax refund received in 1994 for overpayment of prior year taxes which had previously been offset against amounts receivable from the Seller under the Guarantee Agreement.

         Through September 30, 1996, the Seller has funded a total of $13,130,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which amount includes the $350,000 referred to above. The period covered by the Guarantee Agreement expired on December 31, 1993. Except with respect to the payments made pursuant to the Memorandum of Understanding, commencing in 1994, distributions, if any, to the Partners are made from cash flow from operations. The minimum distribution guarantee payments from the Seller have been reflected as a reduction in the carrying amount of the Property.

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

                               SEPTEMBER 30, 1996

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

         RECLASSIFICATIONS

         Certain reclassifications have been made in the 1995 financial statements to conform to the 1996 presentation.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 2 - RENTAL PROPERTY

         At September 30, 1996 and December 31, 1995, the rental property consists of the following:

                                                                  1996              1995
                                                              ------------      ------------
         Land                                                 $ 16,175,000      $ 16,175,000
         Building                                               24,694,402        24,869,402
         Furniture and equipment                                 3,870,000         3,870,000
         Exterior improvements in progress                         180,000             -
                                                              ------------      ------------
                                                                44,919,412        44,914,402

         Less accumulated depreciation                         (10,671,237)       10,142,071
                                                              ------------      ------------

                                                              $ 34,248,165      $ 34,772,331
                                                              ============      ============

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

         (c) Partnership expense reimbursements, payable to the Non-Managing General Partner, not to exceed $50,000 annually. The 1990 reimbursement has been accrued and is included in accounts payable and accrued liabilities at September 30, 1996 and December 31, 1995. The Non-Managing General partner has requested reimbursement for expenses for 1991 through September 30, 1996, however, the Managing General Partner is disputing such reimbursement and none have been accrued.

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 3 - FEES PAID TO GENERAL PARTNERS AND AFFILIATES (CONTINUED)

         (f) Due to the complexity of the storm drain work (Note 4), an affiliate of the Operating General Partner is providing construction supervision of the storm drain improvements at a cost not to exceed $1,820.

         (g) Pursuant to the Memorandum of Understanding entered into on August 11, 1995, the previously affiliated management company paid to the Partnership $8,095 in interest on May 1, 1996, related to funds it maintained in a master disbursement account, and the Seller made payments to the Partnership in the amount of $485,000, as more particularly described above. In addition, the Partnership on May 1, 1996 reimbursed the Non-Managing General Partner $90,000 for professional fees, which were estimated to have been paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding.

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

                 As a condition to its approval of the proposed "privatization", the City of Los Angeles requires the construction of a storm drain and related improvements, for which an improvement agreement and guarantee in the amount $158,000 has been filed with the City of Los Angeles. The Partnership has pledged a Certificate of Deposit in such amount to the City to secure the improvement guarantee. Contracts in the amount of $683,000 and $49,975 have been awarded to construct the wrought iron security fencing and to construct a storm drain and related improvements, respectively, for which construction work has commenced in September 1996. As of September 30, 1996, $180,000 has been paid to the contractor.

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

                               SEPTEMBER 30, 1996


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

                               SEPTEMBER 30, 1996


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

         Concurrent with the execution of the Memorandum of Understanding on August 11, 1995, the Partnership received the sum of $135,000 from the Seller as compensation for late distribution payments under the
         Guarantee Agreement.   This amount was distributed pro rata to the
         Limited Partners and represents interest on such late payments calculated at the rate of approximately five percent (5%) per annum, from the date that each such distribution was required to be made to Limited Partners to the date such distribution was actually made.
         This payment primarily accounts for the decrease in interest income in 1996, as compared to 1995.

         Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. The final resolution vacating the streets and alleys was approved by the City on December 31, 1994. Landscape and architectural drawings have been prepared for the construction of the perimeter fencing and related improvements, including a guardhouse at the Ambassador Street entrance and a directory/trellis at the Peerless Street location. These plans were approved and a building permit was issued by the City of Los Angeles on June 20, 1995. This permit was to expire on December 20, 1995, however, an extension to December 31, 1996 was approved. Contract in the amount of $683,000 and $49,975 have been awarded to construct the wrought iron security fencing and to construct storm

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

         drain and related improvements, respectively, for which construction work has commenced in 1996. As of September 30, 1996, $180,000 has been paid to the contractor. Due to the complexity of the storm drain work, an affiliate of the Operating General Partner is providing construction supervision of the storm drain improvements at a cost not to exceed $1,800.

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

         RESULTS OF OPERATIONS

         Occupancy averaged 95% for the nine months ended September 30, 1996 and 1995. Operating expenses decreased primarily due to reduced repairs and maintenance expense in 1996.

         Since the investigation and recommendation of the staff of the Securities and Exchange Commission (the "Commission") (see "Legal Proceedings" for further discussion) concerning the Partnership's financial statements and Commission filings, a portion of the legal fees incurred in responding to the staff have been allocated to and charged to the Partnership by the Managing General Partner. These legal fees primarily account for the decrease in general and administrative expenses in 1996. In the opinion of the Managing General Partner, any action that might result from the Commission staff's investigation is not likely to have a material adverse effect on the Partnership.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1996, NAPICO was a plaintiff or defendant in several lawsuits. None of these suits are related to the Partnership.

The staff of the Securities and Exchange Commission (the "Commission") informed the Partnership and NAPICO in August 1995 that it intended to recommend that the Commission institute a civil proceeding against the Partnership, NAPICO and others that would be based, in part, on allegations that certain of the Partnership's financial statements in 1991, 1992 and 1993 should have characterized certain current assets deposited in the master disbursement account of the Partnership's property management company as accounts receivable from a related party rather than as cash. The Partnership and NAPICO have strongly disagreed with the staff's contentions, which have not yet been considered by the Commission. During the past several months there have been discussions with the Commission staff to determine whether the staff's concerns might be resolved by an administrative consent order. Those discussions are still underway. In the opinion of NAPICO, any action that might result from the staff's recommendation, including any consent order that might resolve the staff's concerns, is not likely to have a material adverse effect on the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1996

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


                              CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                              (a California limited partnership)


                              By:  National Partnership Investments Corp.
                                   Managing General Partner


                              Date:
                                   ----------------------------------------



                              By:
                                   ----------------------------------------
                                   Bruce Nelson
                                   President



                              Date:
                                   ----------------------------------------



                              By:
                                   ----------------------------------------
                                   Shawn Horwitz
                                   Executive Vice President and
                                   Chief Financial Officer