Form 10-K405
period 1996-12-31
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1997-04-10
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1996

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

                                 Yes [X]   No [ ]

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

Concurrent with the issuance of the depository units, the Partnership purchased a 315-unit luxury apartment complex in the Century City area of Los Angeles (the "Property") from an affiliate of the Managing General Partner for a purchase price of $68,548,000. In order to complete the purchase of the Property, the seller, an affiliate of the Managing General Partner (the "Seller" or the "Special Limited Partner") purchased a 10 percent special limited partnership interest in the Partnership for $6,855,000. The Partnership Agreement provides that the 10 percent special limited partnership interest is subordinate to the other Limited Partners' specified priority return in the case of distributions of net cash flow from operations, plus the other Limited Partners' return of capital in the case of net sales or refinancing distribution proceeds.

Casden Investment Corporation ("CIC"), an affiliate of the Seller, owns all of the outstanding common stock of NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden, Henry C. Casden and Brian D. Goldberg. DA Group Holdings Inc. owns all of the stock of HillCreste Properties, Inc.

Mayer Management Inc., an affiliate of the Managing General Partner, managed the Property from the date of its purchase through December 31, 1995. For the period through January 31, 1995, Mayer Management Inc. was paid a fee of 5 percent of the collected revenues of the Property for its management services and, for the period from February 1, 1995 through December 31, 1995, the fee payable to Mayer Management Inc. was reduced to 3 percent of the Property's revenues. On January 1, 1996, property management was transferred to an unaffiliated property management agent, who manages the Property for a fee of 3 percent of rental revenues. The management fee paid to the applicable property manager was $177,320, $181,375, and $273,130 in 1996, 1995 and 1994, respectively.

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

The Property suffered substantial damage as a result of the January 17, 1994 Northridge Earthquake. The repair work required as a result of the earthquake damage was completed in 1995. Additionally, certain improvements are being made to the Property, including the privatization of certain streets and alleys providing access to the Property and the installation of security fencing with controlled entrances. See Item 7 below for more detailed information.

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

On April 25, 1996, Everest Century Investors, LLC commenced a tender offer for up to 355,650 of the Partnership's outstanding units for $2.75 per unit. Following the tender offer, certain other investors contacted the Limited Partners and offered to purchase units at prices up to $4.25 per unit. The Partnership has not made any recommendation with regard to the tender offers.

In December 1996, Everest HillCreste Investors, LLC, an affiliate of Everest Century Investors, LLC, ("Everest") commenced a proxy solicitation of the Limited Partners seeking to obtain sufficient votes in order to (a) authorize Everest to notify the General Partners on behalf of Limited Partners to call for a special meeting of the Limited Partners, and (b) adopt a resolution at such meeting approving Everest's proposal to purchase the Property for $40 million subject to certain material conditions. On January 9, 1997, the Managing General Partner advised the limited partners that the proposed purchase price was less than the Property 's appraised value of $46.9 million as of February 1996, and that four other, non-binding purchase proposals had been received for prices ranging from $40.2 million to $44.7 million, each subject to various contingencies and conditions. The Managing General Partner also informed the limited partners that Casden Properties, an affiliate of the Managing General Partner and the Special Limited Partner of the Partnership, has under the terms of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), a right of first refusal to acquire the Property for the proposed sales price and terms (the "Right of First Refusal").

Subsequently, Everest has increased its offer by $7 million to $47 million (the "Everest Proposal"). Additionally, the Partnership has since received (a) a report from an independent real estate appraisal firm that the Property's current market value is approximately $47 million and (b) a non-binding proposal from one of the four prior offerees proposing to increase its offer to purchase the Property to $47.4 million.

The Managing General Partner makes no recommendation as to the Everest Proposal.

The Managing General Partner has been informed that its affiliate, the Special Limited Partner, plans, subject to obtaining reasonable financing, to exercise the aforementioned Right of First Refusal in the event the Everest Proposal is approved.

The following is a schedule of the occupancy status of the Property as of December 31, 1996:


                                                                       No. of               Units            Percentage of
     Name & Location                                                   Units               Occupied           Total Units
     ---------------                                                   ------              --------          -------------
HillCreste Apartments
  Los Angeles, California                                               315                  299                 95%


ITEM 2. PROPERTIES:

The Partnership holds an interest in one real estate property. See Item 1 above and Schedule for additional information pertaining to this Property.

ITEM 3. LEGAL PROCEEDINGS:

The Managing General Partner, NAPICO, is a plaintiff or defendant in several lawsuits, which are unrelated to the Partnership. In addition, the Partnership is involved in the actions described below:

Securities and Exchange Commission

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

J/B Lawsuit

On February 13, 1997, J/B Investment Partners ("J/B") filed an action in the Los Angeles Superior Court (the "J/B Lawsuit"), against the Managing General Partner and its directors, and Casden Properties and certain of its affiliates (collectively, the "Defendants").

The J/B Lawsuit is styled as a class action brought against the Defendants on behalf of all limited partners of the Partnership, and a derivative action brought on behalf of the Partnership itself. The Partnership is named as a "nominal defendant." The complaint in the J/B Lawsuit contains four causes of action: (a) breach of fiduciary duty; (b) breach of contract; (c) unjust enrichment; and (d) equitable relief.

The alleged wrongdoing of the Defendants as set forth in the J/B Lawsuit relates to the following issues:

1. J/B alleges misappropriation and misuse of Partnership funds which were the subject of a previous lawsuit (the "Prior Lawsuit") filed in the Los Angeles Superior Court in June 1995 by HillCreste Properties, Inc., the non-managing general partner of the Partnership (the "Non-Managing General Partner"). The Managing General Partner vigorously denied these allegations, and without admission of any wrongdoing the Prior Lawsuit was settled by a Memorandum of Understanding executed in August 1995, with final settlement documentation executed in

         April 1996, at which time the Prior Lawsuit was dismissed with prejudice as to all defendants. Additionally, J/B alleges that the Defendants have wrongfully caused the Partnership to pay legal fees on behalf of the Managing General Partner or certain of its affiliates relating to a regulatory investigation discussed above.

2. J/B alleges that the Defendants have failed to explore transactions that would maximize the value of the limited partners' investment in the Partnership, including the four unsolicited offers to purchase the Property, implementation of an auction process regarding the potential sale of the Property and obtaining financing with respect to the Property.

3 J/B alleges that the January 1997 letter from the Managing General Partner to the Limited Partners contained misleading statements about the original Everest proxy solicitation and about the Special Limited Partner's Right of First Refusal. Specifically, J/B contends that the January letter failed to disclose the Managing General Partner's advice and opinions regarding the response of the Limited Partners to the original Everest offer and contained misstatements about certain provisions of the Partnership Agreement pertaining to actions permitted or required to be taken by the Limited Partners of the Partnership. J/B states that the Limited Partners are not authorized, by vote of a majority-in-interest or otherwise, to bind, compel, or require the Partnership to enter into any contract for the sale of the Property, including the proposed sales contract with Everest. In other words, J/B asserts that the Everest Proposal cannot be implemented as proposed because it is beyond the Limited Partners' authority under the Partnership Agreement. Consequently, J/B claims that the conditions to the Special Limited Partner's Right of First Refusal to purchase the Property for a price and on terms equal to those contained in the Everest Proposal cannot under the Partnership Agreement be fulfilled, and, therefore, no such Right of First Refusal could be exercised.

         J/B seeks damages in the J/B Lawsuit in a unspecified amount and equitable relief, including, among other things, a declaration judgment as to whether or not there exists a Right of First Refusal.

         The Managing General Partner strenuously disputes all of the accusations of wrongdoing against it and its affiliates alleged in the J/B Lawsuit, and defends the existence and integrity of the Right of First Refusal, which was an integral and material part of the financial structure of the Partnership and was disclosed to the Limited Partners, in the prospectus at the time of the original sale of units in the Partnership. The Managing General Partner further intends to vigorously defend the settlement of the Prior Lawsuit.

         It appears that J/B purchased or was assigned certain rights with respect to 200 units in the Partnership in or about 1995. It is not yet known whether J/B or plaintiff's class action counsel is connected with, directly or indirectly, parties sponsoring the original Everest proxy or the revised Everest Proposal, or other third parties who have expressed interest in acquiring the Property.

         The Special Limited Partnership has advised the Managing General Partner and the Non-Managing General Partner that the Right of First Refusal was a material inducement to the Special Limited Partner's sale of the Property to the Partnership, its purchase of a subordinated special limited partnership interest in the Partnership for $6,855,000, and its agreement to provide the Partnership with a Minimum Distribution Guarantee pursuant to which the Special Limited Partner paid a total of approximately $13,130,000 to the Partnership to support distributions to the Limited Partners. If, as a result of the J/B Lawsuit or otherwise, the Special Limited Partner is not entitled to exercise the Right of First Refusal with respect to the Everet Proposal or in response to other similar situations, the Special Limited Partner believes that it would be entitled to return of its investment and all sums paid under the Minimum Distribution Guarantee, together with interest thereon. Moreover, the settlement of the Prior Lawsuit was reached after extensive negotiations with the Non-Managing General Partner which negotiated on behalf of the Partnership a binding and conclusive settlement. If, as a result of the J/B Lawsuit or otherwise, the settlement of the Prior Lawsuit is set aside, the Managing General Partner and its affiliates would seek a return of all funds paid to the Partnership as a result of such settlement.

         The Defendants believe the allegations of wrongdoing in the J/B Lawsuit lack merit, and intend to contest them vigorously. The Defendants believe a number of the claims asserted in the J/B Lawsuit are bared by the settlement and dismissal with prejudice of the Prior Lawsuit.

         The J/B Lawsuit could result in delaying, complicating, or preventing any significant transactions with respect to the sale of the Property, and diminishing future distributions to the Limited Partners until such case is resolved. In addition, the Partnership is expected to incur significant legal fees and expense to the extent of its responsibilities to indemnify and hold the Defendants harmless under certain provisions in the Partnership Agreement.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

As discussed above under Item 1, Everest commenced the solicitation of proxies in December 1996 regarding the sale of the property. The General Partners are unaware of the results of that solicitation, as amended, and to date no Special Meeting of the Limited Partners has been called.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Partnership's units are not traded on a public exchange. It is not anticipated that any public market will develop for the purchase and sale of any units. Depository units may be transferred only if certain requirements are satisfied. As of December 31, 1996, there were 6,670 registered holders of units in the Partnership.

ITEM 6. SELECTED FINANCIAL DATA:



                                                   Year Ended December 31,
                             -----------------------------------------------------------------------

                                1996           1995           1994           1993           1992
                             -----------    -----------    -----------    -----------    -----------
Rental revenues              $ 5,410,156    $ 5,394,552    $ 5,390,358    $ 5,109,914    $ 4,984,986

Interest and other income        218,216        287,523         81,885        131,332        137,813
                             -----------    -----------    -----------    -----------    -----------

Total revenues               $ 5,628,372    $ 5,682,075    $ 5,472,243    $ 5,241,246    $ 5,122,799
                             ===========    ===========    ===========    ===========    ===========

Net income                   $ 2,675,170    $ 2,498,336    $ 1,224,739    $ 1,848,761    $   972,848
                             ===========    ===========    ===========    ===========    ===========

Net income per
   depository unit           $      0.37    $      0.34    $      0.17    $      0.25    $      0.13
                             ===========    ===========    ===========    ===========    ===========

Rental property owned at
   cost less accumulated
   depreciation              $34,337,025    $34,772,331    $35,660,385    $36,424,447    $41,001,958
                             ===========    ===========    ===========    ===========    ===========

Total assets                 $38,040,786    $37,684,178    $38,577,456    $41,344,209    $44,340,806
                             ===========    ===========    ===========    ===========    ===========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

CAPITAL RESOURCES AND LIQUIDITY

The Partnership raised proceeds of $72,580,000 from the sale of depository units, pursuant to a public offering and received additional capital contributions from the General Partners of $1,050 and from the Special Limited Partner of $6,855,000. Currently, the only sources of Partnership income consist of income from rental operations at the Property and interest earned on Partnership reserves.

In conjunction with the acquisition of the Property, the Partnership received a guarantee from the Special Limited Partner, (now an affiliate of the Managing General Partner), which guarantee agreement (the "Guarantee Agreement") required the Special Limited Partner to make payments as provided in the Guarantee Agreement, if and when necessary, in an amount sufficient to enable the Partnership to provide the Limited Partners with minimum distributions through December 1993.

Pursuant to a Memorandum of Understanding entered into on August 11, 1995, the Special Limited Partner agreed to pay to the Partnership the sum of $350,000 in two equal installments of $175,000 each; the first such $175,000 payment was made in August 1995 and the second payment was made in May 1996. These payments represent the amount of a real estate tax refund received in 1994 for overpayment of prior year taxes which had previously been offset against amounts receivable from the Special Limited Partner under the Guarantee Agreement.

Through December 31, 1996, the Special Limited Partner has funded $13,130,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which includes the $350,000 payments referred to above. Commencing in 1994, distributions to the partners are being made from cash flow from operations. In addition, during 1995 the Partnership made a special distribution to the Limited Partners in the amount of $135,000. (See "Results of Operations" for further discussion.)

Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. The final resolution vacating the streets and alleys was approved on December 31, 1994. Landscaping, and the construction of the perimeter fencing and related improvements, including a guardhouse at the Ambassador Street entrance and a directory/trellis at the Peerless Street location is nearing completion.

As a condition to its approval of the proposed "privatization", the City of Los Angeles required the construction of a storm drain and related improvements, for which an improvement agreement and guarantee in the amount $158,000 has been filed with the City of Los Angeles. The Partnership has pledged a certificate of deposit in such amount to the City to secure the improvement guarantee. Contracts in the amount of $683,000 and $49,975 have been awarded to construct the wrought iron security fencing and to construct a storm drain and related improvements, respectively, for which construction work commenced in September 1996. As of December 31, 1996, $445,250 has been paid to the contractor.

RESULTS OF OPERATIONS

Occupancy averaged 95 percent for the year ended December 31, 1996, as compared to an average of 94 percent for the year ended December 31, 1995, and an average of 96 percent for 1994. The Property was 95 percent and 90 percent occupied as of December 31, 1996 and 1995, respectively. Gross revenues were generally consistent for 1996, 1995 and 1994. Operating expenses were approximately the same for all three years presented , with the exception of the provision for earthquake loss for 1995 and 1994. In 1996 a substantial decrease in legal expense was reflected in general and administrative expenses.

On January 17, 1994, the rental property sustained damage due to the Northridge Earthquake (Earthquake). In 1994, a total of $405,340 was spent to repair damage caused by the Earthquake. Substantially all of the repairs ($376,000) were performed on an emergency basis by Mayer Property Services, Inc., an affiliate of the Managing General Partner, and the Special Limited Partner upon the instruction and authorization of the building's property management company, Mayer Management, Inc. In

1995, the Partnership paid approximately $1,125,000 to an unaffiliated contractor to fully repair the remaining damage suffered by the Property as a result of the Earthquake.

Based on a determination by the building's insurance carrier that the loss suffered by the Property as a result of the Earthquake was $1,537,718, the Partnership received in August 1994 a net insurance settlement in the amount of $355,448. This amount was determined by reducing the gross amount of the Property's loss by: (a) the deductible provided for in the policy in the amount of $1,071,808; (b) the $34,095 paid to the independent public adjuster that processed the building's claim; and (c) the insurance company's holdback of $76,367.

Since the investigation and recommendation of the staff of the Securities and Exchange Commission (the "Commission") (see "Legal Proceedings," Item 3, for further discussion) concerning the Partnership's financial statements and Commission filings, a portion of the legal fees incurred by NAPICO in responding to the staff has been allocated to and charged to the Partnership by NAPICO. These fees were $2,583, $120,431 and $113,331 for 1996, 1995 and 1994, respectively, and are included in general and administrative expenses. In addition, $150,000 in professional fees was estimated and accrued in 1995 related to the Memorandum of Understanding. The actual amount paid in 1996 was $90,000, with the balance reversed against expenses. Legal fees primarily account for the increase in general and administrative expenses in 1995, compared to 1996 and 1994. In the opinion of the Managing General Partner, any action that might result from the Commission staff's investigation is not likely to have a material adverse effect on the Partnership.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORTS
                                DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Century HillCreste Apartment Investors, L.P.
(A California limited partnership)

We have audited the accompanying balance sheets of Century HillCreste Apartment Investors, L.P. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at
Item 14. These financial statements and financial statement schedule are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century HillCreste Apartment Investors, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 1997

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS

                                                      1996              1995
                                                   -----------       -----------

RENTAL PROPERTY (Notes 1, 2 and 3)                   $34,337,025     $34,772,331

CASH AND CASH EQUIVALENTS (Note 1)                     3,490,463       2,738,045

RESTRICTED CASH (Notes 1 and 5)                          158,700         158,700

OTHER ASSETS (Note 5)                                     54,598          15,102
                                                     -----------     -----------

                                                     $38,040,786     $37,684,178
                                                     ===========     ===========


          LIABILITIES AND PARTNERS' CAPITAL

     ACCOUNTS PAYABLE AND ACCRUED
           LIABILITIES (Note 4)                      $   413,457     $   359,359

     DUE TO GENERAL PARTNER (Note 4)                        --           150,000

     SECURITY DEPOSITS                                   315,244         310,099

     PREPAID RENT                                         75,583          46,965
                                                     -----------     -----------

                                                         804,284         866,423


     COMMITMENTS AND CONTINGENCIES (Note 5)

     PARTNERS' CAPITAL (Note 1)                       37,236,502      36,817,755
                                                     -----------     -----------

                                                     $38,040,786     $37,684,178
                                                     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                           1996          1995          1994
                                                        ----------    ----------    ----------
REVENUES
     Rental income                                      $5,410,156    $5,394,552    $5,390,358
     Interest and other income (Note 3)                    218,216       287,523        81,885
                                                        ----------    ----------    ----------
                                                         5,628,372     5,682,075     5,472,243
                                                        ----------    ----------    ----------

EXPENSES
     Operating (Note 4)                                  1,165,010     1,178,744     1,076,682
     Property taxes                                        537,717       422,121       525,867
     Management fee - related party in 1995 and 1994
         (Note 4)                                          177,320       181,375       273,130
     General and administrative (Note 4)                   367,599       651,783       513,638
     Depreciation                                          705,556       713,054       716,572
     Provision for earthquake loss (Note 5)                   --          36,662     1,141,615
                                                        ----------    ----------    ----------

                                                         2,953,202     3,183,739     4,247,504
                                                        ----------    ----------    ----------

NET INCOME                                              $2,675,170    $2,498,336    $1,224,739
                                                        ==========    ==========    ==========

NET INCOME PER DEPOSITORY UNIT                          $     0.37    $     0.34    $     0.17
                                                        ==========    ==========    ==========




   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                              Special Limited
                                General           Limited         Partner
                                Partners          Partners        (Note 1)           Total
                              ------------       ----------   ---------------    ------------

BALANCE, JANUARY 1, 1994      $   (198,855)      40,615,556             --         40,416,701

DISTRIBUTIONS (Note 7)             (98,899)      (4,905,234)            --         (5,004,133)

NET INCOME FOR 1994                 12,247        1,212,492             --          1,224,739
                              ------------       ----------          -----       ------------

BALANCE, DECEMBER 31, 1994        (285,507)      36,922,814             --         36,637,307

DISTRIBUTIONS (Note 7)             (27,262)      (2,290,626)                       (2,317,888)

NET INCOME FOR 1995                 24,983        2,473,353             --          2,498,336
                              ------------       ----------          -----       ------------

BALANCE, DECEMBER 31, 1995        (287,786)      37,105,541             --         36,817,755

DISTRIBUTIONS (Note 7)             (17,131)      (2,239,292)                       (2,256,423)

NET INCOME FOR 1996                 26,752        2,648,418             --          2,675,170
                              ------------       ----------          -----       ------------

BALANCE, DECEMBER 31, 1996    $   (278,165)      37,514,667          $  --       $ 37,236,502
                              ============       ==========          =====       ============







   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                         1996            1995            1994
                                                                      -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income                                                         $ 2,675,170     $ 2,498,336     $ 1,224,739
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                      705,556         713,054         716,572
        Provision for earthquake loss                                        --            36,662       1,141,615
        Decrease (increase) in other assets                               (39,496)        317,783         324,066
        Increase (decrease) in accounts payable and
            accrued liabilities                                            54,098         (54,664)       (396,000)
        Increase (decrease) in due to general partners                   (150,000)         58,669          91,331
        Increase (decrease) in security deposits                            5,145         (10,241)        (13,430)
        Increase (decrease) in prepaid rent                                28,618          24,233         (30,465)
                                                                      -----------     -----------     -----------

               Net cash provided by operating activities                3,279,091       3,583,832       3,058,428
                                                                      -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Redemption of short term investments                                       --              --         1,451,600
  Increase in restricted cash                                                --              --          (158,700)
  Payments received pursuant to the minimum
     distribution guarantee                                               175,000         175,000       2,992,712
  Increase in rental property                                            (445,250)           --              --
  Insurance proceeds for earthquake loss                                     --              --           355,448
  Earthquake loss payments                                                   --        (1,128,385)       (405,340)
                                                                      -----------     -----------     -----------

              Net cash (used in) provided by  investing activities       (270,250)       (953,385)      4,235,720
                                                                      -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                            (2,256,423)     (2,317,888)     (5,004,133)
                                                                      -----------     -----------     -----------


NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                             752,418         312,559       2,290,015

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            2,738,045       2,425,486         135,471
                                                                      -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $ 3,490,463     $ 2,738,045     $ 2,425,486
                                                                      ===========     ===========     ===========










   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

         Concurrent with the issuance of the depositary units, the Partnership purchased a 315-unit apartment complex in the Century City area of Los Angeles, California (the "Property") from Casden Properties (the "Seller"). To complete the purchase of the Property, the Seller purchased a 10% special limited partnership interest in the Partnership for $6,855,000 and became the Special Limited Partner of the Partnership.

         Among other things, the Partnership Agreement provides that the 10% special limited partnership interest be subordinate to the other Limited Partners' specified priority return in the case of distributions of net cash flow from operations, plus the other Limited Partners' return of capital in the case of net sales or refinancing distribution proceeds.

         Casden Investment Corporation, an affiliate of the Seller, owns 100% of the outstanding common stock of the Managing General Partner.

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         For its contribution of $6,855,000, the Seller has rights to receive an allocation of the Partnership's net cash from operations after the Limited Partners receive a specified priority return.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund. Such cash and cash equivalents are uninsured.

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

         Net Income Per Depository Unit

         Net income per depository unit was computed by dividing the Limited Partners' share of net income (99%) by the number of depository units outstanding during the year. The number of depository units was 7,258,000 for all years presented.

         Impairment of Long-Lived Assets

         The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


2.       RENTAL PROPERTY

         At December 31, 1996 and 1995, rental property consists of the following:

                                           1996               1995
                                       -----------        -----------
Land                                   $16,175,000        $16,175,000
Buildings                               24,694,402         24,869,402
Furniture and equipment                  3,870,000          3,870,000
Improvements                               445,250                 --
                                       -----------        -----------
                                        45,184,652         44,914,402

Less:  Accumulated depreciation         10,847,627         10,142,071
                                       -----------        -----------
                                       $34,337,025        $34,772,331
                                       ===========        ===========

         In December 1996, Everest HillCreste Investors, LLC, an affiliate of Everest Century Investors, LLC, ("Everest"), commenced a proxy solicitation of the Limited Partners seeking to obtain sufficient votes in order to (a) authorize Everest to notify the General Partners on behalf of Limited Partners to call for a special meeting of the Limited Partners, and (b) adopt a resolution at such meeting approving Everest's proposal to purchase the Property for $40 million subject to certain material conditions. On January 9, 1997, the Managing General Partner advised the limited partners that the proposed purchase price was less than the Property 's appraised value of $46.9 million as of February 1996, and that four other, non-binding purchase proposals had been received for prices ranging from $40.2 million to $44.7 million, each subject to various contingencies and conditions. The Managing General Partner also informed the limited partners that Casden Properties, an affiliate of the Managing General Partner and the Special Limited Partner of the Partnership, has under the terms of the Amended and Restated Agreement of limited partnership (the "Partnership Agreement"), a right of first refusal to acquire the Property for the proposed sales price and terms (the "Right of First Refusal").

         Subsequently, Everest has increased its offer by $7 million to $47 million (the "Everest Proposal"). Additionally, the Partnership has just received (a) a report from an independent real estate appraisal firm that the Property's current market value is approximately $47 million and (b) a non-binding proposal from one of the four prior offerees proposing to increase its offer to purchase the Property to $47.4 million.

         The Managing General Partner makes no recommendation as to the Everest Proposal.

         The Managing General Partner has been informed that its affiliate, the Special Limited Partner, plans, subject to obtaining reasonable financing, to exercise the aforementioned Right of First Refusal in the event the Everest Proposal is approved.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


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

         Pursuant to a Memorandum of Understanding entered into on August 11, 1995, the Seller agreed to pay to the Partnership the sum of $350,000 in two equal installments of $175,000 each; the first such $175,000 payment was made in August 1995 and the second payment was made in May 1996. These payments represent the amount of a real estate tax refund received in 1994 for overpayment of prior year taxes which had previously been offset against amounts receivable from the Seller under the Guarantee Agreement. In addition, in August 1995, the Seller made an additional payment of $135,000 pursuant to the Memorandum of Understanding representing interest on late guarantee payments. This has been included in interest income.

         Through December 31, 1996, the Seller has funded a total of $13,130,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which includes the $350,000, referred to above. The period covered by the Guarantee Agreement expired on December 31, 1993. Except with respect to the payments made or to be made pursuant to the Memorandum of Understanding, commencing in 1994, distributions, if any, to the Partners are made from cash flow from operations.

4.       FEES PAID TO GENERAL PARTNERS AND AFFILIATES

         In accordance with the Partnership and other agreements, certain fees and reimbursements have been paid to the general partners and their affiliates as follows:

         a. A partnership management fee of $50,000 annually is paid to the Managing General Partner. This fee is included in general and administrative expenses for 1996, 1995 and 1994.

         b. Prior to February 1, 1995, a property management fee equal to 5% of collected revenues was paid to an affiliate of the Managing General Partner. Effective February 1, 1995, the property management fee payable to the Managing General Partner's affiliate was reduced to 3%. The property management fees paid to the affiliate for the years ended December 31, 1995 and 1994 were $181,375 and $273,130, respectively. On
                  January 1, 1996, property management was

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


4.       FEES PAID TO GENERAL PARTNERS AND AFFILIATES (CONTINUED)

         transferred to an unaffiliated agent, who manages the property for a fee of 3% of rental revenues. The property management fees paid to the unaffiliated agent for the year ended December 31, 1996 were $177,320. Additionally, the Partnership paid approximately $41,700 and $21,200 for the years ended December 31, 1995 and 1994, respectively, to an affiliate of the Managing General Partner for maintenance services.

         c. Through December 1990, partnership expense reimbursements, not to exceed $50,000 annually, were paid to the Non-Managing General Partner. The 1990 reimbursement has not been paid but has been accrued and is included in accounts payable and accrued liabilities at December 31, 1996 and 1995. The Non-Managing General Partner has requested reimbursement for expenses for 1990 through 1996, however, the Managing General Partner has refused to pay such reimbursements and none have been paid or accrued for the period from 1991 through 1996.

         d. Payments in the amount of approximately $376,000 were made to an affiliate of the Managing General Partner, in connection with earthquake related repairs during the year ended December 31, 1994 (see Note 5). These amounts were included in the provision for earthquake damage.

         e. The Managing General Partner is entitled to receive 1% of distributions (as defined in the Partnership Agreement) which are made by the Partnership. The distributions received by the Managing General Partner for the years ended December 31, 1996, 1995 and 1994 were $17,131, $27,262 and $98,899, respectively.

         f. The Partnership is obligated to pay certain fees to the Managing General Partner or its affiliates upon sale of the Property. The payment of such fees is subordinated to certain preferred returns to the Limited Partners.

         g. At December 31, 1995, $150,000 was estimated as due to the Non-Managing General Partner for reimbursement of professional fees paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding. The amount paid in 1996 was $90,000, with the balance reversed against expenses.

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         amount of $1,071,808; (b) the $34,095 paid to the independent public adjuster that processed the building's claim; and (c) the insurance company's holdback of $76,367. The insurance settlement of $355,448 has been offset against the provision for earthquake loss.

         b. Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. The final resolution vacating the streets and alleys was approved on December 31, 1994. Landscape and the construction of the perimeter fencing and related improvements, including a guardhouse at the Ambassador Street entrance and a directory/trellis at the Peerless Street location is nearing completion.

                  As a condition to its approval of the proposed "privatization", the City of Los Angeles required the construction of a storm drain and related improvements, for which an improvement agreement and guarantee in the amount $158,700 has been filed with the City of Los Angeles. The Partnership has pledged a certificate of deposit in such amount to the City to secure the improvement guarantee. Contracts in the amount of $683,000 and $49,975 have been awarded to construct the wrought iron security fencing and to construct a storm drain and related improvements, respectively, for which construction work commenced in September 1996. As of December 31, 1996, $445,250 has been paid to the contractor.

         c. The Managing General Partner of the Partnership is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Managing General Partner, the claims will not result in any material liability to the Partnership. In addition, the Partnership is involved in the actions described below:

         Securities and Exchange Commission

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         J/B Lawsuit

         On February 13, 1997, J/B Investment Partners ("J/B") filed an action in the Los Angeles Superior Court (the "J/B Lawsuit"), against the Managing General Partner and its directors, and Casden Properties and certain of its affiliates (collectively, the "Defendants").

         The J/B Lawsuit is styled as a class action brought against the Defendants on behalf of all limited partners of the Partnership, and commenced a proxy solicitation of the Limited Partners seeking to obtain sufficient votes in order to (a) authorize Everest to notify the General Partners on behalf of Limited Partners to call for a special meeting of the Limited Partners, and (b) adopt a resolution at such meeting approving Everest's proposal to purchase the Property for $40 million derivative action brought on behalf of the Partnership itself. The Partnership is named as a "nominal defendant." The complaint in the J/B Lawsuit contains four causes of action: (a) breach of fiduciary duty; (b) breach of contract; (c) unjust enrichment; and (d) equitable relief.

         The alleged wrongdoing of the Defendants as set forth in the J/B Lawsuit relates to the following issues:

         1. J/B alleges misappropriation and misuse of Partnership funds which were the subject of a previous lawsuit (the "Prior Lawsuit") filed in the Los Angeles Superior Court in June 1995 by HillCreste Properties, Inc., the non-managing general partner of the Partnership (the "Non- Managing General Partner"). The Managing General Partner vigorously denied these allegations, and without admission of any wrongdoing the Prior Lawsuit was settled by a Memorandum of Understanding executed in August 1995, with final settlement documentation executed in April 1996, at which time the Prior Lawsuit was dismissed with prejudice as to all defendants. Additionally, J/B alleges that the Defendants have wrongfully caused the Partnership to pay legal fees on behalf of the Managing General Partner or certain of its affiliates relating to a regulatory investigation discussed above.

         2. J/B alleges that the Defendants have failed to explore transactions that would maximize the value of the limited partners' investment in the Partnership, including the four unsolicited offers to purchase the Property, implementation of an auction process regarding the potential sale of the Property and obtaining financing with respect to the Property.

         3. J/B alleges that the January 1997 letter from the Managing General Partner to the Limited Partners contained misleading statements about the original Everest proxy solicitation and about the Special Limited Partner's Right of First Refusal. Specifically, J/B contends that the January letter failed to disclose the Managing General Partner's advice and opinions regarding the response of the Limited Partners to the original Everest offer and contained misstatements about certain provisions of the Partnership Agreement pertaining to actions permitted or required to be taken by the Limited Partners of the Partnership. J/B states that the Limited Partners are not authorized, by vote of a majority-in-interest or otherwise, to bind, compel, or require the Partnership to enter into any contract for the sale of the Property, including the proposed sales

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         contract with Everest. In other words, J/B asserts that the Everest Proposal cannot be implemented as proposed because it is beyond the Limited Partners' authority under the Partnership Agreement. Consequently, J/B claims that the conditions to the Special Limited Partner's Right of First Refusal to purchase the Property for a price and on terms equal to those contained in the Everest Proposal cannot under the Partnership Agreement be fulfilled, and, therefore, no such Right of First Refusal could be exercised.

         J/B seeks damages in the J/B Lawsuit in a unspecified amount and equitable relief, including, among other things, a declaration judgment as to whether or not there exists a Right of First Refusal.

         The Managing General Partner strenuously disputes all of the accusations of wrongdoing against it and its affiliates alleged in the J/B Lawsuit, and defends the existence and integrity of the Right of First Refusal, which was an integral and material part of the financial structure of the Partnership and was disclosed to the Limited Partners, in the prospectus at the time of the original sale of units in the Partnership. The Managing General Partner further intends to vigorously defend the settlement of the Prior Lawsuit.

         It appears that J/B purchased or was assigned certain rights with respect to 200 units in the Partnership in or about 1995. It is not yet known whether J/B or plaintiff's class action counsel is connected with, directly or indirectly, parties sponsoring the original Everest proxy or the revised Everest Proposal, or other third parties who have expressed interest in acquiring the Property.

         The Special Limited Partnership has advised the Managing General Partner and the Non- Managing General Partner that the Right of First Refusal was a material inducement to the Special Limited Partner's sale of the Property to the Partnership, its purchase of a subordinated special limited partnership interest in the Partnership for $6,855,000, and its agreement to provide the Partnership with a Minimum Distribution Guarantee pursuant to which the Special Limited Partner paid a total of approximately $13,130,000 to the Partnership to support distributions to the Limited Partners. If, as a result of the J/B Lawsuit or otherwise, the Special Limited Partner is not entitled to exercise the Right of First Refusal with respect to the Everet Proposal or in response to other similar situations, the Special Limited Partner believes that it would be entitled to return of its investment and all sums paid under the Minimum Distribution Guarantee, together with interest thereon. Moreover, the settlement of the Prior Lawsuit was reached after extensive negotiations with the Non-Managing General Partner which negotiated on behalf of the Partnership a binding and conclusive settlement. If, as a result of the J/B Lawsuit or otherwise, the settlement of the Prior Lawsuit is set aside, the Managing General Partner and its affiliates would seek a return of all funds paid to the Partnership as a result of such settlement.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  The Defendants believe the allegations of wrongdoing in the J/B Lawsuit lack merit, and intend to contest them vigorously. The Defendants believe a number of the claims asserted in the J/B Lawsuit are bared by the settlement and dismissal with prejudice of the Prior Lawsuit.

                  The J/B Lawsuit could result in delaying, complicating, or preventing any significant transactions with respect to the sale of the Property, and diminishing future distributions to the Limited Partners until such case is resolved. In addition, the Partnership is expected to incur significant legal fees and expense to the extent of its responsibilities to indemnify and hold the Defendants harmless under certain provisions in the Partnership Agreement.

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

7.       SUBSEQUENT EVENT

         In January 1997, the Partnership distributed $588,097 to the General and Limited Partners related to 1996.

                                                                    SCHEDULE III

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996

NOTES:   1.       Rental property is stated at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Substantially all of the apartments are leased on a month-to-month basis.

         2. The total cost of land, buildings, and equipment for federal income tax purposes at December 31, 1996 is approximately $51,324,040.

         3.       Investment in rental property:

                                                       Buildings,
                                                       Furniture
                                                          and
                                      Land             Equipment               Total
                                      ----             ---------               -----
Balance, January 1, 1994           $16,175,000        $ 28,961,892         $ 45,136,892

Less:  minimum distribution
  guarantee amounts funded
  in 1994                                   --             (47,490)             (47,490)
                                   -----------        ------------         ------------

Balance, December 31, 1994          16,175,000          28,914,402           45,089,402

Less:  minimum distribution
  guarantee amounts funded
  in 1995                                   --            (175,000)            (175,000)
                                   -----------        ------------         ------------

Balance, December 31, 1995          16,175,000          28,739,402           44,914,402

Less:  minimum distribution
  guarantee amounts funded
  in 1996                                   --            (175,000)            (175,000)

Additions:  Improvements                    --             445,250              445,250
                                   -----------        ------------         ------------

Balance, December 31, 1996         $16,175,000        $ 29,009,652         $ 45,184,652
                                   ===========        ============         ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996


                                        Buildings,
                                        Furniture
                                           and
                                        Equipment
                                        ---------
Accumulated Depreciation:

Balance, January 1, 1994               $ 8,712,445

Provision for the year ended
December 31, 1994                          716,572
                                       -----------

Balance, December 31, 1994               9,429,017

Provision for the year ended
December 31, 1995                          713,054
                                       -----------

Balance, December 31, 1995              10,142,071

Provision for the year ended
December 31, 1996                          705,556
                                       -----------

Balance, December 31, 1996             $10,847,627
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

CHARLES H. BOXENBAUM, 67, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 45, President and a director of NAPICO.

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

ALAN I. CASDEN, 51, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 53, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BRIAN D. GOLDBERG, 33, Chief Financial Officer of The Casden Company and a director of NAPICO.

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

SHAWN HORWITZ, 37, Executive Vice President and Chief Financial Officer.

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

BOB SCHAFER, 55, Senior Vice President and Corporate Controller.

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

PATRICIA W. TOY, 67, Senior Vice President - Communications and Assistant Secretary

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 36, Executive Vice President, General Counsel and Assistant Secretary.

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

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS:

In accordance with the Partnership Agreement, certain fees and reimbursements are paid to the general partners and their affiliates as follows:

(a) A partnership management fee of $50,000 annually is paid to the Managing General Partner. This fee is included in general and administrative expenses for 1996, 1995 and 1994.

(b) A property management fee equal to 3% (5% prior to February 1, 1995) of collected revenues was paid to an affiliate of the Managing General Partner through December 31, 1995. The property management fees for the years ended December 31, 1995 and 1994 were $181,375 and $273,130, respectively. On January 1, 1996, property management was transferred to an unaffiliated agent, who manages the property for a fee of 3% of rental revenues. Additionally, the Partnership paid approximately $41,700 and $21,200 for the years ended December 31, 1995 and 1994, respectively, to an affiliate of the Managing General Partner for maintenance services.

(c) Payments in the amount of approximately $376,000 were made to an affiliate of the Managing General Partner, in connection with earthquake related repairs during the year ended December 31, 1994. These amounts have been included in provision for earthquake damage for the year ended December 31, 1994.

(d) 1% of distributions (as defined in the Partnership Agreement) is payable to the Managing General Partner.

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

PART IV.

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1996 and 1995.

Statements of Income for the years ended December 31, 1996, 1995 and 1994.

Statements of Partners' Capital (Deficiency) for the years ended December 31, 1996, 1995 and 1994.

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1996.

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

(13)     Annual report to security holders Pages ___ to ___.

REPORTS ON FORM 8-K

A report on Form 8-K dated December 10, 1996, was filed with the Securities and Exchange Commission. This Form 8-K disclosed that the registrant became aware of an entity conducting a tender offer for up to 320,000 units in the registrant for $4.25 per unit. The general partners on behalf of the registrant, by letter, mailed on or about December 10, 1996, advised the limited partners that the general partners recommended rejecting the offer because they believed that it did not reflect the true value of the units.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.

By:           NATIONAL PARTNERSHIP INVESTMENTS CORP.
              The Managing General Partner


__________________________________
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


__________________________________
Bruce E. Nelson
Director and President


__________________________________
Alan I. Casden
Director


__________________________________
Henry C. Casden
Director


__________________________________
Brian D. Goldberg
Director


__________________________________
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer


__________________________________
Bob E. Schafer
Senior Vice President and Corporate Controller