Form 10-Q
period 1997-03-31
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1997-05-20
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1997

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

                      FOR THE QUARTER ENDED MARCH 31, 1997



PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements and Notes to Financial Statements

                      Balance Sheets, March 31, 1997 and December 31, 1996 .....................................1

                      Statements of Operations,
                              Three Months Ended March 31, 1997 and 1996........................................2

                      Statement of Partners' Capital (Deficiency)
                              Three Months Ended March 31, 1997 ................................................3

                      Statements of Cash Flows
                              Three Months Ended March 31, 1997 and 1996........................................4

                      Notes to Financial Statements ............................................................5

        Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations .............................................14


PART II.  OTHER INFORMATION

        Item 1.       Legal Proceedings........................................................................15

        Item 6.       Exhibits and Reports on Form 8-K.........................................................17

        Signatures ............................................................................................18

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                     ASSETS

                                                                           1997            1996
                                                                        (Unaudited)      (Audited)
                                                                        -----------     -----------
RENTAL PROPERTY (Notes 1, 2 and 3)                                      $34,350,022     $34,337,025

CASH AND CASH EQUIVALENTS (Note 1)                                        3,673,028       3,490,463

RESTRICTED CASH (Notes 1 and 5)                                             158,700         158,700

OTHER ASSETS (Note 5)                                                        16,680          54,598
                                                                        -----------     -----------

                                                                        $38,198,430     $38,040,786
                                                                        ===========     ===========


                                  LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED
      LIABILITIES (Note 4)                                              $   479,468     $   413,457

PREPAID RENT                                                                 17,571          75,583

SECURITY DEPOSITS                                                           309,086         315,244
                                                                        -----------     -----------

                                                                            806,125         804,284

COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' CAPITAL (Note 1)                                               37,392,305      37,236,502
                                                                        -----------     -----------

                                                                        $38,198,430     $38,040,786
                                                                        ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)



                                                1997           1996
                                             ----------     ----------
REVENUES
     Rental income                           $1,419,028     $1,262,662
     Interest and other income (Note 1)          66,564         63,403
                                             ----------     ----------

                                              1,485,592      1,326,065
                                             ----------     ----------

EXPENSES
     Operating (Note 4)                         332,608        273,189
     Property taxes                              66,902         71,022
     Management fee - (Note 4)                   41,294         39,058
     General and administrative (Note 4)        124,499        110,405
     Depreciation                               176,389        177,639
                                             ----------     ----------

                                                741,692        671,313
                                             ----------     ----------

NET INCOME                                   $  743,900     $  654,752
                                             ==========     ==========

NET INCOME PER DEPOSITORY UNIT               $     0.10     $     0.09
                                             ==========     ==========




   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)

                                                                                        Special Limited
                                               General               Limited                Partner
                                               Partners              Partners               (Note 1)                 Total
                                            --------------       ----------------       ----------------        ---------------
DEPOSITORY UNITS,
       March 31, 1997                                                   7,258,000
                                                                 ================

BALANCE, January 1, 1997                    $     (278,165)      $     37,514,667       $           -           $    37,236,502

Distributions                                       (5,881)              (582,216)                                     (588,097)

Net income for the three months
ended March 31, 1997                                 7,439                736,461                   -                   743,900
                                            --------------       ----------------       ----------------        ---------------

BALANCE, March 31, 1997                     $     (276,607)      $     37,668,912       $           -           $    37,392,305
                                            ===============      ================       ================        ===============




   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)


                                                                                1997             1996
                                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income                                                            $   743,900      $   654,752
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                                         176,389          177,639
           Decrease in other assets                                              37,918            5,720
           Derease due to related parties                                           -           (183,095)
           Increase in accounts payable and
               accrued liabilities                                               66,011          133,494
           Increase (decrease) in due to general partner                            -            (60,000)
           Decrease in security deposits                                         (6,158)          (1,588)
           Decrease in prepaid rent                                             (58,012)          (2,693)
                                                                            -----------      -----------

                  Net cash provided by operating activities                     960,048          724,229
                                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Payments receivable pursuant to the minimum distribution guarantee             -            175,000
     Increase in rental property                                               (189,386)             -
                                                                            -----------      -----------

                 Net cash (used in) provided by  investing activities          (189,386)         175,000
                                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Distributions to partners                                                 (588,097)        (543,336)
                                                                            -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       182,565          355,893

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                3,490,463        2,738,045
                                                                            -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 3,673,028      $ 3,093,938
                                                                            ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1996 prepared by Century HillCreste Apartment Investors, L.P. (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

         In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and changes in cash flows for the three months then ended.

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

         Concurrent with the issuance of the depositary units, the Partnership purchased a 315-unit luxury apartment complex in the Century City area of Los Angeles, California (the "Property") from Casden Properties (the "Seller"). To complete the purchase of the Property, the Seller purchased a 10% special limited partnership interest in the Partnership for $6,855,000 and became the Special Limited Partner of the Partnership.

         Among other things, the Partnership Agreement provides that the 10% special limited partnership interest is subordinate to the other Limited Partners' specified priority return in the case of distributions of net cash flow from operations, plus the other Limited Partners' return of capital in the case of net sales or refinancing distribution proceeds.

         Casden Investment Corporation, an affiliate of the Seller, owns 100 percent of the outstanding common stock of the Managing General Partner.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NET INCOME PER DEPOSITORY UNIT

         Net income per depository unit was computed by dividing the limited partners' share of net income (99%) by the number of depository units outstanding during the year. The number of depository units was 7,258,000 for the periods presented.

         IMPAIRMENT OF LONG-LIVED ASSETS

         The Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Improvement of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of as of January 1, 1996 without a significant effect on its financial statements. The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

NOTE 2 - RENTAL PROPERTY

         Rental property is carried at cost and consists of the following at March 31, 1997 and December 31, 1996:

                                                 1997                1996
                                             ------------        ------------
         Land                                $ 16,175,000        $ 16,175,000
         Building                              24,694,402          24,694,402
         Furniture and equipment                3,870,000           3,870,000
         Improvements                             634,636             445,250
                                             ------------        ------------
                                               45,374,038          45,184,652

         Less accumulated depreciation        (11,024,016)        (10,847,627)
                                             ------------        ------------

                                             $ 34,350,022        $ 34,337,025
                                             ============        ============

         In December 1996, Everest HillCreste Investors, LLC, an affiliate of Everest Century Investors, LLC, ("Everest"), commenced a proxy solicitation of the Limited Partners seeking to obtain sufficient votes in order to (a) authorize Everest to notify the General Partners on behalf of Limited Partners to call for a special meeting of the Limited Partners, and (b) adopt a resolution at such meeting approving Everest's proposal to purchase the Property for $40 million subject to certain material conditions. On January 9, 1997, the Managing General Partner advised the limited partners that the proposed purchase price was less than the Property's appraised value of $46.9 million as of February 1996, and that four other, non-binding purchase proposals had been received for prices ranging from $40.2 million to $44.7 million, each subject to various contingencies and conditions. The Managing General Partner also informed the limited partners that Casden Properties, an affiliate of the Managing General

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 2 - RENTAL PROPERTY (CONTINUED)

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

NOTE 3 - MINIMUM DISTRIBUTION GUARANTEE RECEIVABLE FROM PARTNER

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 3 - MINIMUM DISTRIBUTION GUARANTEE RECEIVABLE FROM PARTNER (CONTINUED)

         Through December 31, 1996, the Seller has funded a total of $13,130,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which includes the $350,000, referred to above. This amount has been reflected as a reduction in the carrying amount of the property. The period covered by the Guarantee Agreement expired on December 31, 1993. Except with respect to the payments made in 1995 and 1996 pursuant to the Memorandum of Understanding, commencing in 1994, distributions to the Partners have been made from cash flow from operations.

NOTE 4 - FEES PAID TO GENERAL PARTNERS AND AFFILIATES

         In accordance with the Partnership Agreement certain fees and reimbursements are paid to the general partners and their affiliates as follows:

         (a) A Partnership management fee payable to the Managing General Partner of $50,000 annually. The fee is included in general and administrative expenses.

         (b) Partnership expense reimbursements, payable to the Non-Managing General Partner, not to exceed $50,000 annually. The 1990 reimbursement was accrued and is included in accounts payable and accrued liabilities at March 31, 1997 and December 31, 1996. The Non-Managing General partner has requested reimbursement for expenses for 1990 through 1997, however, the Managing General Partner has refused to pay such reimbursements and so none have been paid or accrued from 1991 through March 31, 1997.

         (c) The Partnership is obligated to pay fees to the Managing General Partner or its affiliates upon sale of the Property. The payment of such fees are subordinated to certain preferred returns to the Limited Partners.

         (d) The Managing General Partner is entitled to receive 1% of distributions (as defined in the Partnership Agreement). This is paid quarterly by the Partnership to the Managing General Partner.

         (e) At December 31, 1995, $150,000 was estimated as due to the Non-Managing General Partner for reimbursement of professional fees paid on behalf of the Partnership in connection with issues raised in the Memorandum of Understanding. The actual amount paid in 1996 was $90,000, with the balance reversed against expenses.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 5 - COMMITMENTS AND CONTINGENCIES

         (a)      Construction Contracts

                  Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. The final resolution vacating the streets and alleys was approved by the City on December 31, 1994. Landscape and construction of the perimeter fencing and related improvements, including a guardhouse at the Ambassador Street entrance and a directory/trellis at the Peerless Street location is nearing completion.

                  As a condition to its approval of the proposed "privatization", the City of Los Angeles required the construction of a storm drain and related improvements, for which an improvement agreement and guarantee in the amount $158,700 has been filed with the City of Los Angeles. The Partnership has pledged a Certificate of Deposit in such amount to the City to secure the improvement guarantee. Contracts in the amount of $683,000 and $49,975 have been awarded to construct the wrought iron security fencing and to construct a storm drain and related improvements, respectively, for which construction work commenced in September 1996 and is to be completed in May, 1997. As of March 31, 1997, $634,636 has been paid to the contractor.

         (b)      Litigation

                  The Managing General Partner of the Partnership is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Managing General Partner, the claims are not expected to result in any material liability to the Partnership. In addition, the Partnership is involved in the actions described below:

         (c)      Securities and Exchange Commission

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         (d)      J/B Lawsuit

                  On February 13, 1997, J/B Investment Partners ("J/B") filed an action in the Los Angeles Superior Court (the "J/B Lawsuit"), against the Managing General Partner and its directors, and Casden Properties and certain of its affiliates (collectively, the "Defendants").

                  The J/B Lawsuit is styled as a class action brought against the Defendants on behalf of all limited partners of the Partnership, and commenced a proxy solicitation of the Limited Partners seeking to obtain sufficient votes in order to (a) authorize Everest to notify the General Partners on behalf of Limited Partners to call for a special meeting of the Limited Partners, and (b) adopt a resolution at such meeting approving Everest's proposal to purchase the Property for $40 million subject to certain material conditions. The J/B Lawsuit is styled as a class action brought against the Defendants on behalf of all limited partners of the Partnership and a derivative action brought on behalf of the Partnership itself. The Partnership is named as a "nominal defendant." The complaint in the J/B Lawsuit contains four causes of action:
                  (a) breach of fiduciary duty; (b) breach of contract; (c) unjust enrichment; and (d) equitable relief.

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

                  3. J/B alleges that the January 1997 letter from the Managing General Partner to the Limited Partners contained misleading statements about the original Everest proxy

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                         The Special Limited Partnership has advised the Managing General Partner and the Non-Managing General Partner that the Right of First Refusal was a material inducement to the Special Limited Partner's sale of the Property to the Partnership, its purchase of a subordinated special limited partnership interest in the Partnership for $6,855,000, and its agreement to provide the Partnership with a Minimum Distribution Guarantee pursuant to which the Special Limited Partner paid a total of approximately $13,130,000 to the Partnership to support distributions to the Limited Partners. If, as

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE - 5 COMMITMENTS AND CONTINGENCIES (CONTINUED)

                         a result of the J/B Lawsuit or otherwise, the Special Limited Partner is not entitled to exercise the Right of First Refusal with respect to the Everest Proposal or in response to other similar situations, the Special Limited Partner believes that it would be entitled to return of its investment and all sums paid under the Minimum Distribution Guarantee, together with interest thereon. Moreover, the settlement of the Prior Lawsuit was reached after extensive negotiations with the Non-Managing General Partner which negotiated on behalf of the Partnership a binding and conclusive settlement. If, as a result of the J/B Lawsuit or otherwise, the settlement of the Prior Lawsuit is set aside, the Managing General Partner and its affiliates would seek a return of all funds paid to the Partnership as a result of such settlement.

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

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                 MARCH 31, 1997


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

        In conjunction with the acquisition of the Property, the Partnership received a Guarantee from the Special Limited Partner, (now an affiliate of the Managing General Partner), which guarantee agreement (the "Guarantee Agreement") required the Special Limited Partner to make payments as provided in the Guarantee Agreement if and when necessary, in an amount sufficient to enable the Partnership to provide the Limited Partners with minimum distributions through December 1993.

        Pursuant to the Memorandum of Understanding entered into on August 11, 1995, the Special Limited Partner agreed to pay to the Partnership the sum of $350,000 in two equal installments of $175,000 each; the first such $175,000 payment was made in August 1995 and the second payment was made in May 1996. These payments represent the amount of a real estate tax refund received in 1994 for overpayment of prior year taxes which had previously been offset against amounts receivable from the Special Limited Partner under the Guarantee Agreement.

        Through March 31, 1997, the Special Limited Partner has funded $13,130,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which includes the $350,000 referred to above. In addition, during 1995 the Partnership made a special distribution to the Limited Partners in the amount of $135,000 representing interest on late guarantee payments. Commencing in 1994, except with respect to the $350,000 and $135,000 described above, contributions to the partners have been made from cash flow from operations.

        Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. The final resolution vacating the streets and alleys was approved on December 31, 1994. Landscape and construction of the perimeter fencing and related improvements, including a guardhouse at the Ambassador Street entrance and a directory/trellis at the Peerless Street location is complete.

        As a condition to its approval of the proposed "privatization", the City of Los Angeles required the construction of a storm drain and related improvements, for which an improvement agreement and guarantee in the amount $158,000 has been filed with the City of Los Angeles. The Partnership has pledged a Certificate of Deposit in such amount to the City to secure the improvement guarantee. The construction of the storm drain and related improvements is to be completed in May, 1997 (and the City will release the Certificate of Deposit after completion of inspection.

        Occupancy averaged 97 percent and 94 percent for the three months ended March 31, 1997 and 1996, respectively. Operating expenses increased primarily due to an increase in insurance expense in 1997.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 1997, NAPICO, the Managing General Partner, was a plaintiff or defendant in several lawsuits, which are unrelated to the Partnership. In addition, the Partnership is involved in the actions described below:

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


ITEM 1.       LEGAL PROCEEDINGS (CONTINUED)

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

         The Special Limited Partnership has advised the Managing General Partner and the Non-Managing General Partner that the Right of First Refusal was a material inducement to the Special Limited Partner's sale of the Property to the Partnership, its purchase of a subordinated special limited partnership interest in the Partnership for $6,855,000, and its agreement to provide the Partnership with a Minimum Distribution Guarantee pursuant to which the Special Limited Partner paid a total of approximately $13,130,000 to the Partnership to support distributions to the Limited Partners. If, as a result of the J/B Lawsuit or otherwise, the Special Limited Partner is not entitled to exercise the Right of First Refusal with respect to the Everest Proposal or in response to other similar situations, the

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


ITEM 1. LEGAL PROCEEDINGS (CONTINUED)

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997

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


                                   Date:
                                         ---------------------------------------



                                   By:
                                         ---------------------------------------
                                         Bruce Nelson
                                         President


                                   Date:
                                         ---------------------------------------



                                   By:
                                         ---------------------------------------
                                         Shawn Horwitz
                                         Executive Vice President and
                                         Chief Financial Officer


                                   Date:
                                         ---------------------------------------