Form 10-K405/A
period 1996-12-31
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1997-05-21
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                                 Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                AMENDMENT NO. 1

        The undersigned registrant hereby amends the following items, financial statements exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996 as set forth in the following pages attached hereto:


   Item 5   Page 4    Item 2   PROPERTIES

                               Included life of fixed assets and depreciation method.

   Item 5   Page 7    Item 6   SELECTED FINANCIAL DATA

                               Added effective annual rental per unit and average occupancy percentage.

   Item 6   Page 17   Note 1   IMPAIRMENT OF LONG-LIVED ASSETS

                               The effects and date of Adoption of SFAS 121 is now disclosed

   Item 8   Page 18   Note 2   RENTAL PROPERTY

                               The footnote now discloses that the rental property is being carried at cost.

   Item 9   Page 19   Note 3   MINIMUM DISTRIBUTION GUARANTEE RECEIVABLE FROM
                               PARTNER

                               The last paragraph in footnote 3 referring to payments under the Memorandum of Understanding has been changed to delete the words "or to be made" in order to clarify this.

   Item 10  Page 19   Note 3   MINIMUM DISTRIBUTION GUARANTEE RECEIVABLE FROM
                               PARTNER

                               The following sentence is included in third paragraph.

                               "This amount has been reflected as a reduction in the carrying amount of the Property."



                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Century HillCreste Apartment Investors, L.P.
                                   --------------------------------------------
                                                    Registrant


                                                    Bob Schafer
                                   --------------------------------------------
                                      Vice President and Corporate Controller

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


ITEM 2. PROPERTIES:

The Partnership holds an interest in one residential apartment complex.

Depreciation is reported using the straight-line method over the estimated useful lives of the buildings and equipment as follows:

        Buildings                              35 years
        Furniture and equipment                 5 years

The units are rented to individual tenants, primarily on a month-to-month basis. In the opinion of management of the Partnership, the Property is adequately covered by insurance. See Items 1 and 7 above and Schedule for additional information pertaining to this Property.

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

ITEM 6. SELECTED FINANCIAL DATA:



                                                   Year Ended December 31,
                             -----------------------------------------------------------------------

                                1996           1995           1994           1993           1992
                             -----------    -----------    -----------    -----------    -----------
Rental revenues              $ 5,410,156    $ 5,394,552    $ 5,390,358    $ 5,109,914    $ 4,984,986

Interest and other income        218,216        287,523         81,885        131,332        137,813
                             -----------    -----------    -----------    -----------    -----------

Total revenues               $ 5,628,372    $ 5,682,075    $ 5,472,243    $ 5,241,246    $ 5,122,799
                             ===========    ===========    ===========    ===========    ===========

Net income                   $ 2,675,170    $ 2,498,336    $ 1,224,739    $ 1,848,761    $   972,848
                             ===========    ===========    ===========    ===========    ===========

Net income per
   depository unit           $      0.37    $      0.34    $      0.17    $      0.25    $      0.13
                             ===========    ===========    ===========    ===========    ===========

Rental property owned at
   cost less accumulated
   depreciation              $34,337,025    $34,772,331    $35,660,385    $36,424,447    $41,001,958
                             ===========    ===========    ===========    ===========    ===========

Total assets                 $38,040,786    $37,684,178    $38,577,456    $41,344,209    $44,340,806
                             ===========    ===========    ===========    ===========    ===========

Effective annual rental
   per unit                  $    17,175    $    17,126    $    17,112    $    16,222    $    15,825
                             ===========    ===========    ===========    ===========    ===========
Average occupancy
   percentage                     95%            94%            96%            93%            87%
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

         Impairment of Long-Lived Assets

         The Partnership adopted Statement of Financial Accounting Standards No. 121, Account for the Improvement of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of as of January 1, 1996 without a significant effect on its financial statements. The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


2.       RENTAL PROPERTY

         At December 31, 1996 and 1995, rental property is carried at cost and consists of the following at December 31, 1996 and 1995:

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

         Through December 31, 1996, the Seller has funded a total of $13,130,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which includes the $350,000, referred to above. This amount has been reflected as a reduction in the carrying amount of the property. The period covered by the Guarantee Agreement expired on December 31, 1993. Except with respect to the payments made in 1995 and 1996 pursuant to the Memorandum of Understanding, commencing in 1994, distributions, if any, to the Partners are made from cash flow from operations.

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