Form 10-Q
period 1997-06-30
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1997-08-19
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1997

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

                       FOR THE QUARTER ENDED JUNE 30, 1997

PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements and Notes to Financial Statements

                      Balance Sheets, June 30, 1997 and December 31, 1996 ......................................1

                      Statements of Operations,
                              Six and Three Months Ended June 30, 1997 and 1996.................................2

                      Statement of Partners' Capital (Deficiency)
                              Six Months Ended June 30, 1997 ...................................................3

                      Statements of Cash Flows
                              Six Months Ended June 30, 1997 and 1996...........................................4

                      Notes to Financial Statements ............................................................5

        Item 2. Management's Discussion and Analysis of Financial
                              Condition and Results of Operations .............................................14


PART II.  OTHER INFORMATION

        Item 1. Legal Proceedings..............................................................................15

        Item 6. Exhibits and Reports on Form 8-K...............................................................17

        Signatures ............................................................................................18

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS

                                                                       1997                  1996
                                                                    (Unaudited)            (Audited)
                                                                   -----------          -----------
RENTAL PROPERTY (Notes 1, 2 and 3)                                 $34,338,781          $34,337,025

CASH AND CASH EQUIVALENTS (Note 1)                                   3,211,119            3,490,463

RESTRICTED CASH (Notes 1 and 5)                                        158,700              158,700

OTHER ASSETS (Note 5)                                                   14,126               54,598
                                                                   -----------          -----------

                                                                   $37,722,726          $38,040,786
                                                                   ===========          ===========


                        LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES (Note 4)                  $   240,215          $   413,457

PREPAID RENT                                                            21,344               75,583

SECURITY DEPOSITS                                                      297,418              315,244
                                                                   -----------          -----------

                                                                       558,977              804,284

COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' CAPITAL (Note 1)                                          37,163,749           37,236,502
                                                                   -----------          -----------

                                                                   $37,722,726          $38,040,786
                                                                   ===========          ===========



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)



                                                Six months         Three months         Six months         Three months
                                                  ended               ended                ended              ended
                                              June  30, 1997      June  30, 1997      June  30, 1996      June  30, 1996
                                              --------------      --------------      --------------      --------------
REVENUES
     Rental income                                $2,898,813          $1,458,217          $2,602,169          $1,339,507
     Interest and other income (Note 1)               88,925              43,929             131,826              68,423
                                                  ----------          ----------          ----------          ----------

                                                   2,987,738           1,502,146           2,733,995           1,407,930
                                                  ----------          ----------          ----------          ----------

EXPENSES
     Operating (Note 4)                              707,408             374,800             525,655             252,466
     Property taxes                                  135,578              68,676             133,522              62,500
     Management fee - (Note 4)                        70,364              29,070              79,512              40,454
     General and administrative (Note 4)             624,632             500,133             234,530             124,125
     Depreciation                                    352,778             176,389             352,777             175,138
                                                  ----------          ----------          ----------          ----------

                                                   1,890,760           1,149,068           1,325,996             654,683
                                                  ----------          ----------          ----------          ----------

NET INCOME                                        $1,096,978          $  353,078          $1,407,999          $  753,247
                                                  ==========          ==========          ==========          ==========

NET INCOME PER DEPOSITORY UNIT                    $     0.15          $     0.05          $     0.19          $     0.10
                                                  ==========          ==========          ==========          ==========




   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1997


                                                 (Unaudited)


                                                                                   Special Limited
                                          General                Limited               Partner
                                         Partners               Partners               (Note 1)                   Total
                                       ------------           ------------           ------------           ------------
DEPOSITORY UNITS,
     June 30, 1997                                               7,258,000            $       --
                                                              ============

BALANCE, January 1, 1997               $   (278,165)          $ 37,514,667                                  $ 37,236,502

Distributions                               (11,697)            (1,158,034)                                   (1,169,731)

Net income for the six months
ended June 30, 1997                          10,970              1,086,008                   --                1,096,978
                                       ------------           ------------           ------------           ------------
BALANCE, June 30, 1997                 $   (278,892)          $ 37,442,641                   --             $ 37,163,749
                                       ============           ============           ============           ============




   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                                                   1997                   1996
                                                                                -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $ 1,096,978           $ 1,407,999
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation                                                              352,778               352,777
          Decrease (increase) in other assets                                        40,472               (17,824)
          Decrease in accounts payable and
              accrued liabilities                                                  (173,242)              (53,058)
          Decrease in due to general partner                                           --                (150,000)
          Decrease (increase) in security deposits                                  (17,826)                2,446
          Decrease (increase) in prepaid rent                                       (54,239)               19,524
                                                                                -----------           -----------

                 Net cash provided by operating activities                        1,244,921             1,561,864
                                                                                -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Payments receivable pursuant to the minimum distribution guarantee                 --                 175,000
    Increase in rental property                                                    (354,534)                 --
                                                                                -----------           -----------

                Net cash (used in) provided by investing activities                (354,534)              175,000
                                                                                -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions to partners                                                    (1,169,731)           (1,080,229)
                                                                                -----------           -----------

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                                    (279,344)              656,635

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    3,490,463             2,738,045
                                                                                -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 3,211,119           $ 3,394,680
                                                                                ===========           ===========





   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


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

         In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

         Concurrent with the issuance of the depositary units, the Partnership purchased a 315-unit luxury apartment complex in the Century City area of Los Angeles, California (the "Property") from Casden Properties (the "Seller"). To complete the purchase of the Property, the Seller purchased a 10 percent special limited partnership interest in the Partnership for $6,855,000 and became the Special Limited Partner of the Partnership.

         Among other things, the Partnership Agreement provides that the 10 percent special limited partnership interest is subordinate to the other Limited Partners' specified priority return in the case of distributions of net cash flow from operations, plus the other Limited Partners' return of capital in the case of net sales or refinancing distribution proceeds.

         Casden Investment Corporation, an affiliate of the Seller, owns 100 percent of the outstanding common stock of the Managing General Partner.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


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

                                  JUNE 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NET INCOME PER DEPOSITORY UNIT

         Net income per depository unit was computed by dividing the limited partners' share of net income (99 percent) by the number of depository units outstanding during the year. The number of depository units was 7,258,000 for the periods presented.

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

NOTE 2 - RENTAL PROPERTY

         Rental property is carried at cost and consists of the following at June 30, 1997 and December 31, 1996:

                                                     1997                    1996
                                                 ------------           ------------
          Land                                   $ 16,175,000           $ 16,175,000
          Building                                 24,694,402             24,694,402
          Furniture and equipment                   3,870,000              3,870,000
          Improvements                                799,784                445,250
                                                 ------------           ------------
                                                   45,539,186             45,184,652

          Less accumulated depreciation           (11,200,405)           (10,847,627)
                                                 ------------           ------------

                                                 $ 34,338,781           $ 34,337,025
                                                 ============           ============


         In December 1996, Everest HillCreste Investors, LLC, an affiliate of Everest Century Investors, LLC, ("Everest"), commenced a proxy solicitation of the Limited Partners seeking to obtain sufficient votes in order to (a) authorize Everest to notify the General Partners on behalf of Limited Partners to call for a special meeting of the Limited Partners, and (b) adopt a resolution at such meeting approving Everest's proposal to purchase the Property for $40 million subject to certain material conditions. On January 9, 1997, the Managing General Partner advised the limited partners that the proposed purchase price was less than the Property `s appraised value of $46.9 million as of February 1996, and that four other, non-binding purchase proposals had been received for prices ranging from $40.2 million to $44.7 million, each subject to various contingencies and conditions. The Managing General Partner also informed the limited partners that Casden Properties, an affiliate of the Managing General

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


NOTE 2 - RENTAL PROPERTY (CONTINUED)

         Partner and the Special Limited Partner of the Partnership, has under the terms of the Amended and Restated Agreement of limited partnership (the "Partnership Agreement"), a right of first refusal to acquire the Property for the proposed sales price and terms (the "Right of First Refusal").

         Subsequently, Everest has increased its offer by $7 million to $47 million (the "Everest Proposal"). Additionally, the Partnership has just received (a) a report from an independent real estate appraisal firm that the Property's current market value is approximately $47 million, (b) a non-binding proposal from one of the four prior offerees proposing to increase its offer to purchase the Property to $47.4 million, and (c) a fifth non-binding purchase offer from an affiliate of the current property manager for $48 million.

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

                                  JUNE 30, 1997



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

         (b) Partnership expense reimbursements, payable to the Non-Managing General Partner, not to exceed $50,000 annually. The Non-Managing General Partner expense reimbursements for 1990 through 1996 in the amount of $350,000, which were previously disputed, were expensed and paid on June 30, 1997 and included in general and administrative expenses. In addition, $25,000 has been accrued for the six months ended June 30, 1997.

         (c) The Partnership is obligated to pay fees to the Managing General Partner or its affiliates upon sale of the Property. The payment of such fees are subordinated to certain preferred returns to the Limited Partners.

         (d) The Managing General Partner is entitled to receive 1 percent of distributions (as defined in the Partnership Agreement). This is paid quarterly by the Partnership to the Managing General Partner.

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

                                  JUNE 30, 1997


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

                  Contracts in the amount of $767,000 and $60,685 were awarded to construct the wrought iron security fencing and to construct a storm drain and related improvements, respectively, for which construction work commenced in September 1996 and is to be completed in October, 1997. As of June 30, 1997, $799,784 has been paid to the contractor.

         (b)      Litigation

                  The Managing General Partner of the Partnership is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion the Managing General Partner, the claims are not expected to result in any material liability to the Partnership. In addition, the Partnership is involved in the actions described below:

         (c)      J/B Lawsuit

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                         On April 1, 1997, Defendants filed pleadings with the Court in which they challenged J/B's standing to pursue the J/B Lawsuit as well as the legal sufficiency of the complaint in the J/B Lawsuit. Prior to the hearing on those pleadings, J/B filed an amended complaint. In the amended complaint, J/B dismissed the J/B Lawsuit against six of the nine defendants, but asserted claims against the Managing General Partner, Casden Properties and an individual.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                         On June 27, 1997, the remaining Defendants again filed pleadings in which they challenged J/B's standing to pursue the J/B Lawsuit as well as the legal sufficiency of the amended complaint in the J/B Lawsuit. On August 7, 1997, the Court conducted a hearing on, among other things, Defendants' assertion that J/B lacks standing to pursue the J/B Lawsuit. The Court recognized that it appeared that under California law, a limited partner but not a unitholder has standing to pursue a class and derivative action, and that J/B had not clearly alleged whether it was a limited partner or a unitholder. The Court ordered J/B to file a second amended complaint in which it alleges whether it is a substitute limited partner or a unitholder, as those terms are defined in the partnership agreement and under California law. The Managing General Partner does not believe that J/B has been admitted as a substitute limited partner. J/B has until October 6, 1997 to file a second amended complaint.

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

                                  JUNE 30, 1997


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

        Through June 30, 1997, the Special Limited Partner has funded $13,130,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which includes the $350,000 referred to above. In addition, during 1995 the Partnership made a special distribution to the Limited Partners in the amount of $135,000 representing interest on late guarantee payments. Commencing in 1994, except with respect to the $350,000 and $135,000 described above, contributions to the partners have been made from cash flow from operations.

        Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. As a condition to its approval of the proposed "privatization", the City of Los Angeles required the construction of a storm drain and related improvements, for which an improvement agreement and guarantee in the amount $158,000 has been filed with the City of Los Angeles. The Partnership has pledged a Certificate of Deposit in such amount to the City to secure the improvement guarantee. The construction of the wrought iron security fencing, storm drain and related improvements commenced in September 1996 and is to be completed in October, 1997. The City of Los Angeles will release the Certificate of Deposit after completion of inspection.

        Occupancy averaged 97 percent and 94 percent for the six months ended June 30, 1997 and 1996, respectively, which explains the increase in rental income in 1997. Expenses in 1997 increased primarily due to an increase in insurance expense of $174,000, which is included in operating expenses, and expense reimbursements of $375,000 to the Non-Managing General partner, which is included in general and administrative expenses.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 1997, NAPICO, the Managing General Partner, was a plaintiff or defendant in several lawsuits, which are unrelated to the Partnership. In addition, the Partnership is involved in the actions described below:

Securities and Exchange Commission

The Partnership, NAPICO, and several of NAPICO's officers, directors and affiliates consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission, (the "Commission"), without admitting or denying any of the findings made by the Commission. The order concerns, in part, the treatment of Partnership funds deposited between September 1991 and July 1993 in a master disbursement account used by the Partnership's previous property management company. The Commission found that those funds should have been recorded on the Partnership's books and reported in its financial statements as related party accounts receivable rather than as cash as done so by the Partnership's auditors. Although the Commission found that this misclassification of current assets violated federal securities laws, the Commission did not find that these violations were intentional nor did the Commission find that limited partners had suffered any loss or damage as a result of these violations. Moreover, the Commission's order does not impose any cost, burden or penalty on the Partnership and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

The events that gave rise to the Commission's order occurred in or before 1993. Subsequent corrective action by the Partnership and its general partners precludes any recurrence of the cash management issues described in the Commission's order.

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

The alleged wrongdoing of the Defendants as set forth in the J/B Lawsuit relates to the following issues:

1. J/B alleges misappropriation and misuse of Partnership funds which were the subject of a previous lawsuit (the "Prior Lawsuit") filed in the Los Angeles Superior Court in June 1995 by HillCreste Properties, Inc., the non-managing general partner of the Partnership (the "Non-Managing General Partner"). The Managing General Partner vigorously denied these allegations, and without admission of any wrongdoing the Prior Lawsuit was settled by a Memorandum of Understanding executed in August 1995, with final settlement documentation executed in April 1996, at which time the Prior

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997


ITEM 1. LEGAL PROCEEDINGS (CONTINUED)


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

        The Special Limited Partnership has advised the Managing General Partner and the Non-Managing General Partner that the Right of First Refusal was a material inducement to the Special Limited Partner's sale of the Property to the Partnership, its purchase of a subordinated special limited partnership interest in the Partnership for $6,855,000, and its agreement to provide the Partnership with a Minimum Distribution Guarantee pursuant to which the Special Limited Partner paid a total of

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997


ITEM 1. LEGAL PROCEEDINGS (CONTINUED)


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

        On April 1, 1997, Defendants filed pleadings with the Court in which they challenged J/B's standing to pursue the J/B Lawsuit as well as the legal sufficiency of the complaint in the J/B Lawsuit. Prior to the hearing on those pleadings, J/B filed an amended complaint. In the amended complaint, J/B dismissed the J/B Lawsuit against six of the nine defendants, but asserted claims against the Managing General Partner, Casden Properties and an individual.

        On June 27, 1997, the remaining Defendants again filed pleadings in which they challenged J/B's standing to pursue the J/B Lawsuit as well as the legal sufficiency of the amended complaint in the J/B Lawsuit. On August 7, 1997, the Court conducted a hearing on, among other things, Defendants' assertion that J/B lacks standing to pursue the J/B Lawsuit. The Court recognized that it appeared that under California law, a limited partner but not a unitholder has standing to pursue a class and derivative action, and that J/B had not clearly alleged whether it was a limited partner or a unitholder. The Court ordered J/B to file a second amended complaint in which it alleges whether it is a substitute limited partner or a unitholder, as those terms are defined in the partnership agreement and under California law. The Managing General Partner does not believe that J/B has been admitted as a substitute limited partner. J/B has until October 6, 1997 to file a second amended complaint.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1997


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



                                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                                  (a California limited partnership)


                                  By:   National Partnership Investments Corp.
                                        Managing General Partner



                                        _________________________________
                                        Bruce Nelson
                                        President


                                  Date:_________________________________



                                        _________________________________
                                        Charles H. Boxenbaum
                                        Chief Executive Officer


                                  Date:_________________________________