Form 10-Q
period 1997-09-30
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1997-11-19
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1997

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

                  Balance Sheets, September 30, 1997 and December 31, 1996 .................1

                  Statements of Operations,
                        Nine and Three Months Ended September 30, 1997 and 1996.............2

                  Statement of Partners' Capital (Deficiency)
                        Nine Months Ended September 30, 1997 ...............................3

                  Statements of Cash Flows
                        Nine Months Ended September 30, 1997 and 1996.......................4

                  Notes to Financial Statements ............................................5

      Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ...............................14


PART II.  OTHER INFORMATION

      Item 1.     Legal Proceedings........................................................15

      Item 6.     Exhibits and Reports on Form 8-K.........................................17

      Signatures ..........................................................................18


                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                              ASSETS

                                              1997         1996
                                         (Unaudited)    (Audited)
                                          ----------    ----------
RENTAL PROPERTY (Notes 1, 2 and 3)       $34,189,715   $34,337,025

CASH AND CASH EQUIVALENTS (Note 1)         3,749,814     3,490,463

RESTRICTED CASH (Notes 1 and 5)              158,700       158,700

OTHER ASSETS (Note 5)                         75,871        54,598
                                          ----------    ----------

                                         $38,174,100   $38,040,786
                                         ===========   ===========


              LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED
      LIABILITIES (Note 4)               $   359,009   $   413,457

PREPAID RENT                                  33,350        75,583

SECURITY DEPOSITS                            302,682       315,244
                                          ----------    ----------

                                             695,041       804,284

COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' CAPITAL (Note 1)                37,479,059    37,236,502
                                          ----------    ----------

                                         $38,174,100   $38,040,786
                                         ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                              STATEMENTS OF INCOME

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                          NINE MONTHS   THREE MONTHS    NINE MONTHS    THREE MONTHS
                                              ENDED        ENDED           ENDED          ENDED
                                        Sept. 30, 1997  Sept. 30, 1997  Sept. 30, 1996 Sept. 30, 199
                                        --------------  --------------  -------------  -------------
REVENUES
     Rental income                        $4,364,707     $1,508,091     $3,966,912     $1,364,743
     Interest and other income (Note         200,428         69,306        178,793         46,967
                                           ---------      ---------      ---------      ---------
                                           4,565,135      1,577,397      4,145,705      1,411,710
                                           ---------      ---------      ---------      ---------

EXPENSES
     Operating (Note 4)                      909,943        202,535        859,409        333,754
     Property taxes                          270,128        134,551        312,340        178,818
     Management fee - (Note 4)               130,169         59,805        150,550         71,038
     General and administrative (Note        725,343        100,711        325,400         90,870
     Depreciation                            529,167        176,389        529,166        176,389
                                           ---------        -------      ---------        -------

                                           2,564,750        673,991      2,176,865        850,869
                                           ---------        -------      ---------        -------

NET INCOME                                 2,000,385     $  903,406     $1,968,840     $  560,841
                                           =========     ==========     ==========     ==========

NET INCOME PER DEPOSITORY UNIT                  0.28     $     0.12     $     0.27     $     0.08
                                           =========     ==========     ==========     ==========



    The accompanying notes are an integral part of these financial statement

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)

                                                                  SPECIAL LIMITED
                                     GENERAL           LIMITED        PARTNER
                                     PARTNERS          PARTNERS       (NOTE 1)       TOTAL
                                   ------------     ------------- ---------------- -----------

DEPOSITORY UNITS,
   September 30, 1997                                  7,258,000
                                                    ============

BALANCE, January 1, 1997           $  (278,165)     $ 37,514,667      $     -     $ 37,236,502

Distributions                          (17,578)       (1,740,250)                  (1,757,828)

Net income for the nine months
ended September 30, 1997                20,004         1,980,381            -        2,000,385
                                   -----------         ---------      -------        ---------

BALANCE, September 30, 19          $  (275,739)     $ 37,754,798      $     -     $ 37,479,059
                                   ===========      ============      =======     ============



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                                             1997            1996
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income                                                            $ 2,000,385      $ 1,968,840
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                         529,167          529,166
        Increase in other assets                                             (21,273)         (77,410)
        Decrease in accounts payable and accrued liabilities                 (54,448)         219,773
        Decrease in due to general partner                                        --         (150,000)
        (Decrease) increase in security deposits                             (12,562)          18,427
        (Decrease) increase in prepaid rent                                  (42,233)          23,480
                                                                         -----------      -----------

               Net cash provided by operating activities                   2,399,036        2,532,276
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Payments receivable pursuant to the minimum distribution guarantee              --          175,000
  Increase in rental property                                               (381,857)        (180,000)
                                                                         -----------      -----------

              Net cash used in investing activities                         (381,857)          (5,000)
                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Distributions to partners                                               (1,757,828)      (1,668,326)
                                                                         -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    259,351          858,950

CASH AND CASH EQUIVALENTS, beginning of period                             3,490,463        2,738,045
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                                 $ 3,749,814      $ 3,596,995
                                                                         ===========      ===========


     The accompanying notes are an integral part of these financial statemen

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


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

        In the opinion of NAPICO, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1997

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

                               SEPTEMBER 30, 1997

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

NOTE 2 - RENTAL PROPERTY

        Rental property is carried at cost and consists of the following at September 30, 1997 and December 31, 1996:

                                       1997              1996
                                  ------------      ------------
Land                              $ 16,175,000      $ 16,175,000
Building                            24,694,402        24,694,402
Furniture and equipment              3,870,000         3,870,000
Improvements                           827,107           445,250
                                  ------------      ------------
                                    45,566,509        45,184,652

Less accumulated depreciation      (11,376,794)      (10,847,627)
                                  ------------      ------------

                                  $ 34,189,715      $ 34,337,025
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

                               SEPTEMBER 30, 1997

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

                               SEPTEMBER 30, 1997

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

        (b) Partnership expense reimbursements, payable to the Non-Managing General Partner, not to exceed $50,000 annually. The Non-Managing General Partner expense reimbursements for 1990 through 1996 in the amount of $350,000, which were previously disputed, were paid in the nine months ended September 30, 1997. Of this amount, $50,000 was expensed in 1990 and was included in accounts payable and accrued liabilities at December 31, 1996. The balance of $300,000 was expensed and included in general and administrative expenses for 1997. In addition, $37,500 has been accrued for the nine months ended September 30, 1997.

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

                               SEPTEMBER 30, 1997

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

               Contracts in the amount of $767,000 and $60,685 were awarded to construct the wrought iron security fencing and to construct a storm drain and related improvements, respectively, for which construction work commenced in September 1996 and was to be completed in October, 1997. As of September 30, 1997, $827,107 has been paid to the contractor.

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

                               SEPTEMBER 30, 1997

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

                               SEPTEMBER 30, 1997

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

                               SEPTEMBER 30, 1997

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

                    J/B failed to file a second amended complaint. Accordingly, the remaining defendants have filed a motion to dismiss the case which is set for hearing on November 25, 1997.

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

                               SEPTEMBER 30, 1997


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

      Through September 30, 1997, the Special Limited Partner has funded $13,130,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which includes the $350,000 referred to above. In addition, during 1995 the Partnership made a special distribution to the Limited Partners in the amount of $135,000 representing interest on late guarantee payments. Commencing in 1994, except with respect to the $350,000 and $135,000 described above, contributions to the partners have been made from cash flow from operations.

      Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. As a condition to its approval of the proposed "privatization", the City of Los Angeles required the construction of a storm drain and related improvements, for which an improvement agreement and guarantee in the amount $158,000 has been filed with the City of Los Angeles. The Partnership has pledged a Certificate of Deposit in such amount to the City to secure the improvement guarantee. The construction of the wrought iron security fencing, storm drain and related improvements commenced in September 1996 and completed in October, 1997. The City of Los Angeles will release the Certificate of Deposit after completion of inspection.

      Occupancy averaged 97 percent and 95 percent for the nine months ended September 30, 1997 and 1996, respectively, which explains the increase in rental income in 1997. Expenses in 1997 increased primarily due to an increase in bad debt and commission expense of $51,000, which is included in operating expenses, and expense reimbursements of $387,500 to the Non-Managing General partner, which is included in general and administrative expenses.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As of September 30, 1997, NAPICO, the Managing General Partner, was a plaintiff or defendant in several lawsuits, which are unrelated to the Partnership. In addition, the Partnership is involved in the actions described below:

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

                               SEPTEMBER 30, 1997


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

      The Special Limited Partnership has advised the Managing General Partner and the Non-Managing General Partner that the Right of First Refusal was a material inducement to the Special Limited Partner's sale of the Property to the Partnership, its purchase of a subordinated special limited partnership interest in the Partnership for $6,855,000, and its agreement to provide the Partnership with a Minimum Distribution Guarantee pursuant to which the Special Limited Partner paid a total of approximately $13,130,000 to the Partnership to support distributions to the Limited Partners. If, as a result of the J/B Lawsuit or otherwise, the Special Limited Partner is not entitled to exercise the Right

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997


ITEM 1.    LEGAL PROCEEDINGS (CONTINUED)

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

      J/B failed to file a second amended complaint. Accordingly, the remaining defendants have filed a motion to dismiss the case which is set for hearing on November 25, 1997.

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1997

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


                                    CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                                    (a California limited partnership)


                                    By: National Partnership Investments Corp.
                                        Managing General Partner


                                        ----------------------------------
                                        Bruce Nelson
                                        President


                                      Date:
                                           ---------------------------------


                                        ------------------------------------
                                        Charles H. Boxenbaum
                                        Chief Executive Officer


                                      Date:
                                           ---------------------------------