Form 10-K405
period 1997-12-31
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1998-04-15
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1997

                             Commission File Number
                                    033-22857

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

ITEM 1.  BUSINESS:

Century HillCreste Apartment Investors, L.P. (the "Partnership") is a California limited partnership formed on June 6, 1988, with National Partnership Investments Corp. ("NAPICO", or the "Managing General Partner") and HillCreste Properties Inc. (the "Non-Managing General Partner") as the General Partners (collectively, the "General Partners"). The business of the Partnership is conducted primarily by the Managing General Partner as the Partnership has no employees of its own. The Partnership issued 7,258,000 depository units (each depository unit being entitled to the beneficial interest of a limited partnership interest) on October 26, 1988 to investors (the "Limited Partners") for a total amount raised of $72,580,000, through a public offering.

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

NAPICO is a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry
C. Casden. DA Group Holdings Inc. owns all of the stock of HillCreste Properties, Inc.

Mayer Management Inc., an affiliate of the Managing General Partner, managed the Property from the date of its purchase through December 31, 1995. For the period through January 31, 1995, Mayer Management Inc. was paid a fee of 5 percent of the collected revenues of the Property for its management services and, for the period from February 1, 1995 through December 31, 1995, the fee payable to Mayer Management Inc. was reduced to 3 percent of the Property's revenues. On January 1, 1996, property management was transferred to an unaffiliated property management agent, who manages the Property for a fee of 3 percent of rental revenues. The management fee paid to the applicable property manager was $177,002, $177,320, and $181,375 in 1997, 1996 and 1995, respectively.

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

The Property suffered substantial damage as a result of the January 17, 1994 Northridge Earthquake. The repair work required as a result of the earthquake damage was completed in 1995. Additionally, certain improvements were made to the Property, including the privatization of certain streets and alleys providing access to the Property and the installation of security fencing with controlled entrances. See Item 7 below for more detailed information.

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

In December 1996, Everest HillCreste Investors, LLC ("Everest"), an affiliate of Everest Century Investors, LLC, commenced a proxy solicitation of the Limited Partners seeking to obtain sufficient votes in order to (a) authorize Everest to notify the General Partners on behalf of Limited Partners to call for a special meeting of the Limited Partners, and (b) adopt a resolution at such meeting approving Everest's proposal to purchase the Property for $40 million subject to certain material conditions. On January 9, 1997, the Managing General Partner advised the limited partners that the proposed purchase price was less than the Property's appraised value of $46.9 million as of February 1996, and that four other, non-binding purchase proposals had been received for prices ranging from $40.2 million to $44.7 million, each subject to various contingencies and conditions. The Managing General Partner also informed the limited partners that Casden Properties, an affiliate of the Managing General Partner and the Special Limited Partner of the Partnership, has under the terms of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), a right of first refusal to acquire the Property for the proposed sales price and terms (the "Right of First Refusal").

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

A real estate investment trust organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership the real estate assets of the Partnership for $52,500,000.

The Partnership received from an unrelated entity a proposal, dated March 26, 1998, to purchase the property owned by the Partnership for $54,500,000.

The following is a schedule of the occupancy status of the Property as of December 31, 1997:


                                   No. of            Units       Percentage of
     Name & Location               Units            Occupied      Total Units
     ---------------               -----            --------      -----------
HillCreste Apartments
  Los Angeles, California           315              312             99%


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

ITEM 3.  LEGAL PROCEEDINGS:

The Managing General Partner, NAPICO, is a plaintiff or defendant in several lawsuits, which are unrelated to the Partnership. In addition, the Partnership is involved in the actions described below:

Securities and Exchange Commission

The Partnership, NAPICO, and several of NAPICO's officers, directors and affiliates consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the "Commission"), without admitting or denying any of the findings made by the Commission. The order concerns, in part, the treatment of Partnership funds deposited between September 1991 and July 1993 in a master disbursement account used by the Partnership's previous property management company. The Commission found that those funds should have been recorded on the Partnership's books and reported in its financial statements as related party accounts receivable rather than as cash as done so by the Partnership's auditors. Although the Commission found that this misclassification of current assets violated federal securities laws, the Commission did not find that these violations were intentional nor did the Commission find that limited partners had suffered any loss or damage as a result of these violations. Moreover, the Commission's order does not impose any cost, burden or penalty on the Partnership and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

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

By order dated November 25, 1997, the Los Angeles Superior Court dismissed the J/B Lawsuit with prejudice. No appeal has been taken.

The J/B Lawsuit was styled as a class action brought against the Defendants on behalf of all limited partners of the Partnership, and a derivative action brought on behalf of the Partnership itself. The Partnership was named as a "nominal defendant." The complaint in the J/B Lawsuit contained four causes of action:
(a) breach of fiduciary duty; (b) breach of contract; (c) unjust enrichment; and
(d) equitable relief.

The alleged wrongdoing of the Defendants as set forth in the J/B Lawsuit related to the following issues:

1. J/B alleged misappropriation and misuse of Partnership funds which were the subject of a previous lawsuit (the "Prior Lawsuit") filed in the Los Angeles Superior Court in June 1995 by (the Non-Managing General Partner). The Managing General Partner vigorously denied these allegations, and without admission of any wrongdoing, the Prior Lawsuit was settled by a Memorandum of Understanding executed in August 1995, with final settlement documentation executed in April 1996, at which time the Prior Lawsuit was dismissed with prejudice as to all defendants. Additionally, J/B alleged that the Defendants wrongfully caused the Partnership to pay legal fees on behalf of the Managing General Partner or certain of its affiliates relating to a regulatory investigation discussed above.

2. J/B alleged that the Defendants failed to explore transactions that would maximize the value of the limited partners' investment in the Partnership, including the four unsolicited offers to purchase the Property, implementation of an auction process regarding the potential sale of the Property and obtaining financing with respect to the Property.

3. J/B alleged that the January 1997 letter from the Managing General Partner to the Limited Partners contained misleading statements about the original Everest proxy solicitation and about the Special Limited Partner's Right of First Refusal. Specifically, J/B contended that the January letter failed to disclose the Managing General Partner's advice and opinions regarding the response of the Limited Partners to the original Everest offer and contained misstatements about certain provisions of the Partnership Agreement pertaining to actions permitted or required to be taken by the Limited Partners of the Partnership. J/B stated that the Limited Partners were not authorized, by vote of a majority-in-interest or otherwise, to bind, compel, or require the Partnership to enter into any contract for the sale of the Property, including the proposed sales contract with Everest. In other words, J/B asserted that the Everest Proposal cannot be implemented as proposed because it is beyond the Limited Partners' authority under the Partnership Agreement. Consequently, J/B claimed that the conditions to the Special Limited Partner's Right of First Refusal to purchase the Property for a price and on terms equal to those contained in the Everest Proposal could not under the Partnership Agreement be fulfilled, and, therefore, no such Right of First Refusal could be exercised.

        J/B was seeking damages in the J/B Lawsuit in a unspecified amount and equitable relief, including, among other things, a declaration judgment as to whether or not there exists a Right of First Refusal.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Partnership's units are not traded on a public exchange. It is not anticipated that any public market will develop for the purchase and sale of any units. Depository units may be transferred only if certain requirements are satisfied. As of December 31, 1997, there were 6,670 registered holders of units in the Partnership.

ITEM 6.          SELECTED FINANCIAL DATA:



                                                                 Year Ended December 31,
                                 ---------------------------------------------------------------------------------------
                                     1997               1996               1995              1994               1993
                                 -----------        -----------        -----------        -----------        -----------
Rental revenues                  $ 5,960,474        $ 5,410,156        $ 5,394,552        $ 5,390,358        $ 5,109,914

Interest and other income            189,377            218,216            287,523             81,885            131,332
                                 -----------        -----------        -----------        -----------        -----------

Total revenues                   $ 6,149,851        $ 5,628,372        $ 5,682,075        $ 5,472,243        $ 5,241,246
                                 ===========        ===========        ===========        ===========        ===========

Net income                       $ 3,010,909        $ 2,675,170        $ 2,498,336        $ 1,224,739        $ 1,848,761
                                 ===========        ===========        ===========        ===========        ===========

Net income per
   depository unit               $      0.41        $      0.37        $      0.34        $      0.17        $      0.25
                                 ===========        ===========        ===========        ===========        ===========


Rental property owned at
   cost less accumulated
   depreciation                  $34,013,326        $34,337,025        $34,772,331        $35,660,385        $36,424,447
                                 ===========        ===========        ===========        ===========        ===========

Total assets                     $38,311,564        $38,040,786        $37,684,178        $38,577,456        $41,344,209
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

In conjunction with the acquisition of the Property, the Partnership received a guarantee from the Special Limited Partner, (now an affiliate of the Managing General Partner), which guarantee agreement (the "Guarantee Agreement") required the Special Limited Partner to make payments as provided in the Guarantee Agreement, if and when necessary, in an amount sufficient to enable the Partnership to provide the Limited Partners with minimum distributions through December 1993. Through 1994 the special limited partner funded $13,130,998 pursuant to the Guarantee Agreement. Commencing in 1994, distributions to the partners are being made from cash flow from operations.

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

Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. The final resolution vacating the streets and alleys was approved on December 31, 1994. Landscaping, and the construction of the perimeter fencing and related improvements, including a guardhouse at the Ambassador Street entrance and a directory/trellis at the Peerless Street location is now complete at a cost to the partnership of $870,107.

RESULTS OF OPERATIONS

Occupancy averaged 95 percent for the year ended December 31, 1997, as compared to an average of 95 percent for the year ended December 31, 1996, and an average of 94 percent for 1995. The Property was 95 percent occupied as of December 31, 1997 and 1996, respectively. Rental income was generally consistent for 1996 and 1995. Rental income increased in 1997 as a result of the increase in occupancy and an increase in rental charges per unit. Included in the interest and other income is interest income earned on cash and cash equivalents of $176,000, $135,000 and $143,000 in 1997, 1996 and 1995, respectively. Interest income increased in 1997 as compared to 1996 as a result of the increase in cash and cash equivalents from $3,490,463 at December 31, 1996 to $4,100,537 at December 31, 1997. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund.

On January 17, 1994, the rental property sustained damage due to the Earthquake. In 1994, a total of $405,340 was spent to repair damage caused by the Earthquake. Substantially all of the repairs ($376,000) were performed on an emergency basis by Mayer Property Services, Inc., an affiliate of the Managing General Partner, and the Special Limited Partner upon the instruction and authorization of the building's property management company, Mayer Management, Inc. In 1995, the Partnership paid approximately $1,125,000 to an unaffiliated contractor to fully repair the remaining damage suffered by the Property as a result of the Earthquake.

Based on a determination by the building's insurance carrier that the loss suffered by the Property as a result of the Earthquake was $1,537,718, the Partnership received in August 1994 a net insurance settlement in the amount of $355,448. This amount was determined by reducing the gross amount of the Property's loss by: (a) the deductible provided for in the policy in the amount of $1,071,808; (b) the $34,095 paid to the independent public adjuster that processed the building's claim; and (c) the insurance company's holdback of $76,367. The Partnership recorded a provision for earthquake loss of $36,662 and $1,141,615 in 1995 and 1994, respectively.

Since the investigation and recommendation of the staff of the Securities and Exchange Commission (the "Commission") (see "Legal Proceedings," Item 3, for further discussion) concerned the Partnership's financial statements and Commission filings, a portion of the legal fees incurred by NAPICO in responding to the staff has been allocated to and charged to the Partnership by NAPICO. These fees were $2,583 and $120,431 for 1996 and 1995, respectively, and are included in general and administrative expenses. In addition, $150,000 in professional fees was estimated and accrued in 1995 related to the Memorandum of Understanding. Legal fees primarily account for the decrease in general and administrative expenses in 1996, compared to 1995. Included in general and administrative expenses for 1997 is $350,000 in expense reimbursements to the Non-Managing General Partner. In accordance with the Partnership Agreement, partnership expense reimbursements, not to exceed $50,000 annually, are payable to the Non-Managing General Partner. The expense reimbursements for 1991 through 1996 in the amount of $300,000, which were previously disputed, were expensed and paid in 1997. In addition, $50,000 has been paid and expensed for the year ended December 31, 1997. This accounts for the increase in general and administrative expenses in 1997 as compared to 1996.

The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase the property by the Partnership.

The REIT proposes to purchase such property for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the consent of the limited partners to the sale of the property; and (iii) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the property for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORTS
                                DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Century HillCreste Apartment Investors, L.P.
(A California limited partnership)

We have audited the accompanying balance sheets of Century HillCreste Apartment Investors, L.P. (a Calfornia limited partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at
Item 14. These financial statements and financial statement schedule are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century HillCreste Apartment Investors, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1998

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                          1997               1996
                                                      -----------        -----------
RENTAL PROPERTY (Notes 1, 2 and 3)                    $34,013,326        $34,337,025

CASH AND CASH EQUIVALENTS (Note 1)                      4,100,537          3,490,463

RESTRICTED CASH (Notes 1 and 5)                           158,700            158,700

OTHER ASSETS (Note 5)                                      39,001             54,598
                                                      -----------        -----------

                                                      $38,311,564        $38,040,786
                                                      ===========        ===========


                        LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED
LIABILITIES (Note 4)                                  $   367,529        $   413,457

SECURITY DEPOSITS                                         297,622            315,244

PREPAID RENT                                               16,866             75,583
                                                      -----------        -----------

                                                          682,017            804,284


COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' CAPITAL (Note 1)                             37,629,547         37,236,502
                                                      -----------        -----------

                                                      $38,311,564        $38,040,786
                                                      ===========        ===========




   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                               1997              1996              1995
                                                            ----------        ----------        ----------
REVENUES
     Rental income                                          $5,960,474        $5,410,156        $5,394,552
     Interest and other income (Note 3)                        189,377           218,216           287,523
                                                            ----------        ----------        ----------
                                                             6,149,851         5,628,372         5,682,075
                                                            ----------        ----------        ----------

EXPENSES
     Operating (Note 4)                                      1,255,071         1,165,010         1,178,744
     Property taxes                                            514,306           537,717           422,121
     Management fee - related party in 1995 (Note 4)           177,002           177,320           181,375
     General and administrative (Note 4)                       758,946           367,599           651,783
     Depreciation                                              705,556           705,556           713,054
     Provision for earthquake loss (Note 5)                         --                --            36,662
                                                            ----------        ----------        ----------

                                                             3,410,881         2,953,202         3,183,739
                                                            ----------        ----------        ----------

NET INCOME                                                  $2,738,970        $2,675,170        $2,498,336
                                                            ==========        ==========        ==========

NET INCOME PER DEPOSITORY UNIT                              $     0.38        $     0.37        $     0.34
                                                            ==========        ==========        ==========



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                  Special Limited
                                                 General           Limited            Partner
                                                Partners           Partners           (Note 1)            Total
                                              -------------      -------------      -------------     -------------

      BALANCE, JANUARY 1, 1995                   $(285,507)       $36,922,814       $    -             $36,637,307

      DISTRIBUTIONS (Note 7)                       (27,262)        (2,290,626)           -              (2,317,888)

      NET INCOME FOR 1995                           24,983          2,473,353            -               2,498,336
                                              -------------      -------------      -------------     -------------

      BALANCE, DECEMBER 31, 1995                  (287,786)        37,105,541            -              36,817,755

      DISTRIBUTIONS (Note 7)                       (17,131)        (2,239,292)           -              (2,256,423)

      NET INCOME FOR 1996                           26,752          2,648,418            -               2,675,170
                                              -------------      -------------      -------------     -------------

      BALANCE, DECEMBER 31, 1996                  (278,165)        37,514,667            -              37,236,502

      DISTRIBUTIONS (Note 7)                       (23,459)        (2,322,466)           -              (2,345,925)

      NET INCOME FOR 1997                           27,390          2,711,580            -               2,738,970
                                              -------------      -------------      -------------     -------------

      BALANCE, DECEMBER 31, 1997                 $(274,234)       $37,903,781       $    -             $37,629,547
                                              =============      =============      =============     =============



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                              1997                1996                1995
                                                          -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income                                          $ 2,738,970         $ 2,675,170         $ 2,498,336
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                              705,556             705,556             713,054
    Provision for earthquake loss                                  --                  --              36,662
    Decrease (increase) in other assets                        15,597             (39,496)            317,783
    Increase (decrease) in accounts payable and
    accrued liabilities                                       (45,928)             54,098             (54,664)
    Increase (decrease) in due to general partners                  0            (150,000)             58,669
    Increase (decrease) in security deposits                  (17,622)              5,145             (10,241)
    Increase (decrease) in prepaid rent                       (58,717)             28,618              24,233
                                                          -----------         -----------         -----------

    Net cash provided by operating activities               3,337,856           3,583,832           3,583,832
                                                          -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments received pursuant to the minimum
    distribution guarantee                                         --             175,000             175,000
    Increase in rental property                              (381,857)           (445,250)                 --
    Earthquake loss payments                                       --                  --          (1,128,385)
                                                          -----------         -----------         -----------

    Net cash used in investing activities                    (381,857)           (270,250)           (953,385)
                                                          -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                              (2,345,925)         (2,256,423)         (2,317,888)
                                                          -----------         -----------         -----------


NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                              610,074             752,418             312,559

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                3,490,463           2,738,045           2,425,486
                                                          -----------         -----------         -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $ 4,100,537         $ 3,490,463         $ 2,738,045
                                                          ===========         ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Century HillCreste Apartment Investors, L.P. (the "Partnership"), a California limited partnership, was formed on June 6, 1988, with National Partnership Investments Corp. (the "Managing General Partner"), and HillCreste Properties Inc. (the "Non-Managing General Partner") as the general partners (collectively, the "General Partners"). On October 26, 1988, the Partnership issued to investors (the "Limited Partners") 7,258,000 depositary units (each depositary unit being entitled to the beneficial interest of a limited partnership interest), for a total amount raised of $72,580,000, through a public offering.

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

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2.   RENTAL PROPERTY

     At December 31, 1997 and 1996, rental property consists of the following:

                                                   1997                  1996
                                                -----------          -----------
Land                                            $16,175,000          $16,175,000
Buildings                                        24,694,402           24,694,402
Furniture and equipment                           3,870,000            3,870,000
Improvements                                        827,107              445,250
                                                -----------          -----------
                                                 45,566,509           45,184,652
Less:  Accumulated depreciation                  11,553,183           10,847,627
                                                -----------          -----------
                                                $34,013,326          $34,337,025
                                                ===========          ===========

            In December 1996, Everest HillCreste Investors, LLC ("Everest"), an affiliate of Everest Century Investors, LLC, commenced a proxy solicitation of the Limited Partners seeking to obtain sufficient votes in order to (a) authorize Everest to notify the General Partners on behalf of Limited Partners to call for a special meeting of the Limited Partners, and (b) adopt a resolution at such meeting approving Everest's proposal to purchase the Property for $40 million subject to certain material conditions. On January 9, 1997, the Managing General Partner advised the limited partners that the proposed purchase price was less than the Property's appraised value of $46.9 million as of February 1996, and that four other, non-binding purchase proposals had been received for prices ranging from $40.2 million to $44.7 million, each subject to various contingencies and conditions. The Managing General Partner also informed the Limited Partners that Casden Properties, an affiliate of the Managing General Partner and the Special Limited Partner of the Partnership, has under the terms of the Amended and Restated Agreement of limited partnership (the "Partnership Agreement"), a right of first refusal to acquire the Property for the proposed sales price and terms (the "Right of First Refusal").

            Subsequently, Everest has increased its offer by $7 million to $47 million (the "Everest Proposal"). Additionally, the Partnership received (a) a report from an independent real estate appraisal firm that the Property's current market value is approximately $47 million and (b) a non-binding proposal from one of the four prior offerees proposing to increase its offer to purchase the Property to $47.4 million.

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2.    RENTAL PROPERTY (Continued)

      A real estate investment trust organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership the real estate assets of the Partnership for $52,500,000.

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

     Pursuant to a Memorandum of Understanding entered into on August 11, 1995, the Seller agreed to pay to the Partnership the sum of $350,000 in two equal installments of $175,000 each; the first such $175,000 payment was made in August 1995 and the second payment was made in May 1996. These payments represent the amount of a real estate tax refund received in 1994 for overpayment of prior year taxes which had previously been offset against amounts receivable from the Seller under the Guarantee Agreement. In addition, in August 1995, the Seller made an additional payment of $135,000 pursuant to the Memorandum of Understanding representing interest on late guarantee payments. This has been included in interest and other income.

     Through December 31, 1997, the Seller has funded a total of $13,130,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which includes the $350,000, referred to above. The period covered by the Guarantee Agreement expired on December 31, 1993. Except with respect to the payments made or to be made pursuant to the Memorandum of Understanding, commencing in 1994, distributions, if any, to the Partners are made from cash flow from operations.

4.   FEES PAID TO GENERAL PARTNERS AND AFFILIATES

     In accordance with the Partnership and other agreements, certain fees and reimbursements have been paid to the general partners and their affiliates as follows:

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


4.   FEES PAID TO GENERAL PARTNERS AND AFFILIATES (Continued)

     a. A partnership management fee of $50,000 annually is paid to the Managing General Partner. This fee is included in general and administrative expenses for 1997, 1996 and 1995.

     b. Prior to February 1, 1995, a property management fee equal to 5% of collected revenues was paid to an affiliate of the Managing General Partner. Effective February 1, 1995, the property management fee payable to the Managing General Partner's affiliate was reduced to 3%. The property management fees paid to the affiliate for the year ended December 31, 1995 were $181,375. On January 1, 1996, property management was transferred to an unaffiliated agent, who manages the property for a fee of 3% of rental revenues. The property management fees paid to the unaffiliated agent for the years ended December 31,1997 and 1996 were $177,002 and $177,320, respectively.
            Additionally, the Partnership paid approximately $41,700 for the year ended December 31, 1995 to an affiliate of the Managing General Partner for maintenance services.

     c. Partnership expense reimbursements, not to exceed $50,000 annually, are paid to the Non-Managing General Partner. The Non-Managing General Partner expense reimbursements for 1990 through 1996 in the amount of $350,000, which were previously disputed, were paid in the year ended December 31, 1997. Of this amount, $50,000 was expensed in 1990 and was included in accounts payable and accrued liabilities at December 31, 1996. The balance of $300,000 was expensed and included in general and administrative expenses for 1997. In addition $50,000 has been paid and expensed for the year ended December 31, 1997.

     d. The Managing General Partner is entitled to receive 1% of distributions (as defined in the Partnership Agreement) which are made by the Partnership. The distributions received by the Managing General Partner for the years ended December 31, 1997, 1996 and 1995 were $23,459, $17,131 and $27,262, respectively.

     e. The Partnership is obligated to pay certain fees to the Managing General Partner or its affiliates upon sale of the Property. The payment of such fees is subordinated to certain preferred returns to the Limited Partners.

5.   COMMITMENTS AND CONTINGENCIES

     a. On January 17, 1994, the Property sustained damage due to the earthquake in the Los Angeles area (the "Northridge Earthquake"). For the years ended December 31, 1995 and 1994, approximately $37,000, and $1,142,000, respectively, has been provided for repairing the damage caused by the Northridge Earthquake. The provision for earthquake loss for 1994 is net of an insurance settlement of $355,448.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

            As a condition to its approval of the proposed "privatization", the City of Los Angeles required the construction of a storm drain and related improvements, for which an improvement agreement and guarantee in the amount $158,700 has been filed with the City of Los Angeles. The Partnership has pledged a certificate of deposit in such amount to the City to secure the improvement guarantee. Contracts in the amount of $767,000 and $60,685 have been awarded to construct the wrought iron security fencing and to construct a storm drain and related improvements, respectively, for which construction work commenced in September 1996. As of December 31, 1997, $827,107 has been paid to the contractor.

     c. The Managing General Partner of the Partnership is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Managing General Partner, the claims will not result in any material liability to the Partnership. In addition, the Partnership is involved in the actions described below:

     d. The Partnership, NAPICO, and several of NAPICO's officers, directors and affiliates consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission, (the "Commission"), without admitting or denying any of the findings made by the Commission. The order concerns, in part, the treatment of Partnership funds deposited between September 1991 and July 1993 in a master disbursement account used by the Partnership's previous property management company. The Commission found that those funds should have been recorded on the Partnership's books and reported in its financial statements as related party accounts receivable rather than as cash as done so by the Partnership's auditors. Although the Commission found that this misclassification of current assets violated federal securities laws, the Commission did not find that these violations were intentional nor did the Commission find that limited partners had suffered any loss or damage as a result of these violations. Moreover, the Commission's order does not impose any cost, burden or penalty on the Partnership and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

            The events that gave rise to the Commission's order occurred in or before 1993. Subsequent corrective action by the Partnership and its general partners precludes any recurrence of the cash management issues described in the Commission's order.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


5.   COMMITMENTS AND CONTINGENCIES (Continued)

     e. On February 13, 1997, J/B Investment Partners ("J/B") filed an action in the Los Angeles Superior Court (the "J/B Lawsuit"), against the Managing General Partner and its directors, and Casden Properties and certain of its affiliates (collectively, the "Defendants"). By order dated November 25, 1997, the Los Angeles Superior Court dismissed the J/B Lawsuit with prejudice. No appeal has been taken.

            The J/B Lawsuit was styled as a class action brought against the Defendants on behalf of all limited partners of the Partnership, and a derivative action brought on behalf of the Partnership itself. The Partnership was named as a "nominal defendant." The complaint in the J/B Lawsuit contained four causes of action: (a) breach of fiduciary duty; (b) breach of contract; (c) unjust enrichment; and (d) equitable relief.

            The alleged wrongdoing of the Defendants as set forth in the J/B Lawsuit related to the following issues:

            1. J/B alleged misappropriation and misuse of Partnership funds which were the subject of a previous lawsuit (the "Prior Lawsuit") filed in the Los Angeles Superior Court in June 1995 by (the Non-Managing General Partner). The Managing General Partner vigorously denied these allegations, and without admission of any wrongdoing the Prior Lawsuit was settled by a Memorandum of Understanding executed in August 1995, with final settlement documentation executed in April 1996, at which time the Prior Lawsuit was dismissed with prejudice as to all defendants. Additionally, J/B alleged that the Defendants wrongfully caused the Partnership to pay legal fees on behalf of the Managing General Partner or certain of its affiliates relating to a regulatory investigation discussed above.

            2. J/B alleged that the Defendants failed to explore transactions that would maximize the value of the limited partners' investment in the Partnership, including the four unsolicited offers to purchase the Property, implementation of an auction process regarding the potential sale of the Property and obtaining financing with respect to the Property.

            3. J/B alleged that the January 1997 letter from the Managing General Partner to the Limited Partners contained misleading statements about the original Everest proxy solicitation and about the Special Limited Partner's Right of First Refusal. Specifically, J/B contended that the January letter failed to disclose the Managing General Partner's advice and opinions regarding the response of the Limited Partners to the original Everest offer and contained misstatements about certain provisions of the Partnership Agreement pertaining to actions permitted or required to be taken by the Limited Partners of the Partnership. J/B stated that the Limited Partners were not authorized, by

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


5.   COMMITMENTS AND CONTINGENCIES (Continued)

                   vote of a majority-in-interest or otherwise, to bind, compel, or require the Partnership to enter into any contract for the sale of the Property, including the proposed sales contract with Everest. In other words, J/B asserted that the Everest Proposal could not be implemented as proposed because it is beyond the Limited Partners' authority under the Partnership Agreement. Consequently, J/B claims that the conditions to the Special Limited Partner's Right of First Refusal to purchase the Property for a price and on terms equal to those contained in the Everest Proposal cannot under the Partnership Agreement be fulfilled, and, therefore, no such Right of First Refusal could be exercised.

                   J/B was seeking damages in the J/B Lawsuit in a unspecified amount and equitable relief, including, among other things, a declaration judgment as to whether or not there exists a Right of First Refusal.

            f. The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

7.   SUBSEQUENT EVENT

     In January 1998, the Partnership distributed $601,022 to the General and Limited Partners related to 1997.

                                                                    SCHEDULE III


                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997


NOTES:          1.    Rental property is stated at cost. Depreciation is
                      provided for on the straight-line method over the estimated useful lives of the assets. Substantially all of the apartments are leased on a month-to-month basis.

                2. The total cost of land, buildings, and equipment for federal income tax purposes at December 31, 1997 is approximately $51,706,119.

                3.    Investment in rental property:


                                                        Buildings,
                                                        Furniture
                                                           and
                                       Land             Equipment               Total
                                   ------------        ------------         ------------
Balance, January 1, 1995           $ 16,175,000        $ 28,914,402         $ 45,089,402

Less:  minimum distribution
  guarantee amounts funded
  in 1995                                    --            (175,000)            (175,000)
                                   ------------        ------------         ------------

Balance, December 31, 1995           16,175,000          28,739,402           44,914,402

Less:  minimum distribution
  guarantee amounts funded
  in 1996                                    --            (175,000)            (175,000)

Additions:  Improvements                     --             445,250              445,250
                                   ------------        ------------         ------------

Balance, December 31, 1996           16,175,000          29,009,652           45,184,652

Additions:  Improvements                     --             381,857              381,857
                                   ------------        ------------         ------------

Balance, December 31, 1997         $ 16,175,000        $ 29,391,509         $ 45,566,509
                                   ============        ============         ============

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

CHARLES H. BOXENBAUM, 68, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 46, President and a director of NAPICO.

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

ALAN I. CASDEN, 52, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 54, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BOB SCHAFER, 56, Senior Vice President of Finance.

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

PATRICIA W. TOY, 68, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 37, Executive Vice President, General Counsel and Assistant Secretary.

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

NAPICO and several of its officers, directors and affiliates Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on
June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the "Commission"), without admitting or denying any of the findings made bu the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission's order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

ITEM 11.   MANAGEMENT REMUNERATION AND TRANSACTIONS:

In accordance with the Partnership Agreement, certain fees and reimbursements are paid to the general partners and their affiliates as follows:

(a) A partnership management fee of $50,000 annually is paid to the Managing General Partner. This fee is included in general and administrative expenses for 1997, 1996 and 1995.

(b) Partnership expense reimbursements of $50,000 annually are paid to the Non-Managing General Partner. The Non-Managing General Partner expense reimbursements for 1990 through 1996 in the amount of $350,000, which were previously disputed, were paid in the year ended December 31, 1997. Of this mount, $50,000 was expensed in 1990 and was included in accounts payable and accrued liabilities at December 31, 1996. The balance of $300,000 was expensed and included in general and administrative expenses for 1997. In addition $50,000 has been paid and expensed for the year ended December 31, 1997.

(c) A property management fee equal to 3% (5% prior to February 1, 1995) of collected revenues was paid to an affiliate of the Managing General Partner through December 31, 1995. The property management fees for the years ended December 31, 1995 were $181,375. On January 1, 1996, property management was transferred to an unaffiliated agent, who manages the property for a fee of 3% of rental revenues. Additionally, the Partnership paid approximately $41,700 and $21,200 for the years ended December 31, 1995 and 1994, respectively, to an affiliate of the Managing General Partner for maintenance services.

(d) 1% of distributions (as defined in the Partnership Agreement) is payable to the Managing General Partner.

(e) The Partnership is obligated to pay fees to the Managing General Partner or its affiliates upon sale of the Property based upon the form of such sale. The payment of such fees is subordinated to certain preferred returns to the Limited Partners.

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors, or employees of its own. All of its affairs are managed by the Managing General Partner. The transactions with the Managing General Partner are primarily in the form of fees paid by the Partnership to the General Partners or their affiliates for services rendered to the Partnership, as discussed below:

(a) A partnership management fee of $50,000 annually is paid to the Managing General Partner. This fee is included in general and administrative expenses for 1996, 1995 and 1994.

(b) Partnership expense reimbursements of $50,000 annually are paid to the Non-Managing General Partner. The Non-Managing General Partner expense reimbursements for 1990 through 1996 in the amount of $350,000, which were previously disputed, were paid in the year ended December 31, 1997. Of this amount, $50,000 was expensed in 1990 and was included in accounts payable and accrued liabilities at December 31, 1996. The balance of $300,000 was expensed and included in general and administrative expenses for 1997. In addition $50,000 has been paid and expensed for the year ended December 31, 1997.

(c) A property management fee equal to 3% (5% prior to February 1, 1995) of collected revenues was paid to an affiliate of the Managing General Partner through December 31, 1995. The property management fees for the year ended December 31, 1995 were $181,375. On January 1, 1996, property management was transferred to an unaffiliated agent, who manages the property for a fee of 3% of rental revenues. Additionally, the Partnership paid approximately $41,700 for the years ended December 31, 1995 to an affiliate of the Managing General Partner for maintenance services.

(d) 1% of distributions (as defined in the Partnership Agreement) is payable to the Managing General Partner.

(e) The Partnership is obligated to pay fees to the Managing General Partner or its affiliates upon sale of the Property based upon the form of such sale. The payment of such fees is subordinated to certain preferred returns to the Limited Partners.

A real estate investment trust organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership the real estate assets of the Partnership for $52,500,000.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1997 and 1996.

Statements of Income for the years ended December 31, 1997, 1996 and 1995.

Statements of Partners' Capital (Deficiency) for the years ended December 31, 1997, 1996 and 1995.

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1997.

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


CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.

By:        NATIONAL PARTNERSHIP INVESTMENTS CORP.
           The General Partner



/s/ CHARLES H. BOXENBAUM
--------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
--------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
--------------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
--------------------------------------
Henry C. Casden
Director


/s/ BOB E. SCHAFER
--------------------------------------
Bob E. Schafer
Senior Vice President of Finance