Form 10-Q
period 1998-03-31
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1998-05-20
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1998

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998



PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements and Notes to Financial Statements

                  Balance Sheets, March 31, 1998 and December 31, 1997           1

                  Statements of Operations,
                        Three Months Ended March 31, 1998 and 1997 ...           2

                  Statement of Partners' Capital (Deficiency)
                        Three Months Ended March 31, 1998 ............           3

                  Statements of Cash Flows
                        Three Months Ended March 31, 1998 and 1997 ...           4

                  Notes to Financial Statements ......................           5

      Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ..........          12


PART II. OTHER INFORMATION

      Item 1. Legal Proceedings ......................................          13

      Item 6. Exhibits and Reports on Form 8-K .......................          14

      Signatures .....................................................          15

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                     ASSETS


                                                           1998                 1997
                                                        (Unaudited)           (Audited)
                                                        ------------         ------------
RENTAL PROPERTY (Notes 1, 2 and 3)                      $ 33,838,777         $ 34,013,326

CASH AND CASH EQUIVALENTS (Note 1)                         4,612,642            4,100,537

RESTRICTED CASH (Notes 1 and 5)                              158,700              158,700

OTHER ASSETS (Note 5)                                         10,524               39,001
                                                        ------------         ------------

                                                        $ 38,620,643         $ 38,311,564
                                                        ============         ============


                  LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED
LIABILITIES (Note 4)                                    $    380,401         $    367,529

SECURITY DEPOSITS                                            307,511              297,622

PREPAID RENT                                                  12,435               16,866
                                                        ------------         ------------

                                                             700,347              682,017


COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' CAPITAL (Note 1)                                37,920,296           37,629,547
                                                        ------------         ------------

                                                        $ 38,620,643         $ 38,311,564
                                                        ============         ============


   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                     1998                1997
                                                  ------------        ------------
REVENUES
     Rental income                                $  1,492,831        $  1,419,028
     Interest and other income (Note 3)                 87,447              66,564
                                                  ------------        ------------
                                                     1,580,278           1,485,592
                                                  ------------        ------------

EXPENSES
     Operating (Note 4)                                311,750             332,608
     Property taxes                                     64,067              66,902
     Management fee - (Note 4)                          45,213              41,294
     General and administrative (Note 4)                91,088             124,499
     Depreciation                                      176,389             176,389
                                                  ------------        ------------

                                                       688,507             741,692
                                                  ------------        ------------

NET INCOME                                        $    891,771        $    743,900
                                                  ============        ============

NET INCOME PER DEPOSITORY UNIT                    $       0.12        $       0.10
                                                  ============        ============


   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)


                                                                                 Special Limited
                                        General               Limited                Partner
                                       Partners               Partners               (Note 1)            Total
                                     ------------           ------------           ------------       ------------
PARTNERSHIP INTERESTS

BALANCE, JANUARY 1, 1998             $   (274,234)          $ 37,903,781           $         --       $ 37,629,547

DISTRIBUTIONS (Note 7)                     (6,010)              (595,012)                    --           (601,022)

NET INCOME FOR THE THREE
MONTHS ENDED MARCH 31, 1998                 8,918                882,853                     --            891,771
                                     ------------           ------------           ------------       ------------

BALANCE, MARCH 31, 1998              $   (271,327)          $ 38,191,623           $         --       $ 37,920,296
                                     ============           ============           ============       ============


   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                            1998                  1997
                                                         ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income                                         $    891,771          $    743,900
    Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                              176,389               176,389
    Decrease (increase) in other assets                        28,477                37,918
    Increase (decrease) in accounts payable and
    accrued liabilities                                        12,872                66,011
    Increase (decrease) in security deposits                    9,889                (6,158)
    Increase (decrease) in prepaid rent                        (4,431)              (58,012)
                                                         ------------          ------------

    Net cash provided by operating activities               1,114,967               960,048
                                                         ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in rental property                                (1,840)             (189,386)
                                                         ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                (601,022)             (588,097)
                                                         ------------          ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                     512,105               182,565

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              4,100,537             3,490,463
                                                         ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  4,612,642          $  3,673,028
                                                         ============          ============


   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1997 prepared by Century HillCreste Apartment Investors, L.P. (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

        In the opinion of National Partnership Investments Corp. ("NAPICO"), the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of operations and changes in cash flows for the three months then ended.

        ORGANIZATION

        The Partnership, a California limited partnership, was formed on June 6, 1988, with NAPICO (the "Managing General Partner"), and HillCreste Properties Inc. (the "Non-Managing General Partner") as the general partners (collectively, the "General Partners"). On October 26, 1988, the Partnership issued to investors (the "Limited Partners") 7,258,000 depositary units (each depositary unit being entitled to the beneficial interest of a limited partnership interest) for a total amount raised of $72,580,000, through a public offering.

        NAPICO is a wholly owned subsidiary of Casden Investment Corporation, which is wholly owned by Alan I. Casden.

        Concurrent with the issuance of the depository units, the Partnership purchased a 315-unit luxury apartment complex in the Century City area of Los Angeles (the "Property") from an affiliate of the Managing General Partner (the "Seller") for a purchase price of $68,548,000. To complete the purchase of the Property, the Seller purchased a 10 percent special limited partnership interest in the Partnership for $6,855,000. The Partnership Agreement provides that the 10 percent special limited partnership interest is subordinate to the other Limited Partners' specified priority return in the case of distributions of net cash flow from operations, plus the other Limited Partners' return of capital in the case of net sales or refinancing distribution proceeds.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


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

        INCOME TAXES

        No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the partners.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


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

NOTE 2 - RENTAL PROPERTY

      Rental property is carried at cost and consists of the following at March 31, 1998 and December 31, 1997:


                                                 1998                   1997
                                             ------------           ------------
      Land                                   $ 16,175,000           $ 16,175,000
      Building                                 24,694,402             24,694,402
      Furniture and equipment                   3,870,000              3,870,000
      Improvements                                828,947                827,107
                                             ------------           ------------
                                               45,568,349             45,566,509

      Less accumulated depreciation           (11,729,572)           (11,553,183)
                                             ------------           ------------
                                             $ 33,838,777           $ 34,013,326
                                             ============           ============


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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998

NOTE 2 - RENTAL PROPERTY (CONTINUED)

        Subsequently, Everest increased its offer by $7 million to $47 million (the "Everest Proposal"). Additionally, the Partnership received (a) a report from an independent real estate appraisal firm that the Property's current market value is approximately $47 million and (b) a non-binding proposal from one of the four prior offerees proposing to increase its offer to purchase the Property to $47.4 million.

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


        The Seller has funded a total of $13,130,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement. This amount has been reflected as a reduction in the carrying amount of the Property. Commencing in 1994, distributions to the Partners have been made from cash flow from operations.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 4 - FEES PAID TO GENERAL PARTNERS AND AFFILIATES

        In accordance with the Partnership Agreement certain fees and reimbursements are paid to the General Partners and their affiliates as follows:

        (a) A Partnership management fee payable to the Managing General Partner of $50,000 annually. The fee is included in general and administrative expenses.

        (b) Partnership expense reimbursements not to exceed $50,000 annually are paid to the Non-Managing General Partner.

        (c) The Partnership is obligated to pay certain fees to the Managing General Partner or its affiliates upon sale of the Property. The payment of such fees is subordinated to certain preferred returns to the Limited Partners.

        (d) The Managing General Partner is entitled to receive 1 percent of distributions (as defined in the Partnership Agreement). This is paid quarterly by the Partnership to the Managing General Partner.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

        a. Construction to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property is now complete at a cost to the Partnership of $828,947. The Partnership pledged a certificate of deposit in the amount of $158,700 to the City, to secure an improvement guarantee on the additional construction of a storm drain and related improvement, which is also complete. Upon final inspection, the Partnership will receive its deposit of $158,700.

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        c. The Partnership, NAPICO, and several of NAPICO's officers, directors and affiliates consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the "Commission"), without admitting or denying any of the findings made by the Commission. The order concerns, in part, the treatment of Partnership funds deposited between September 1991 and July 1993 in a master disbursement account used by the Partnership's previous property management company. The Commission found that those funds should have been recorded on the Partnership's books and reported in its financial statements as related party accounts receivable rather than as cash as done so by the Partnership's auditors. Although the Commission found that this misclassification of current assets violated federal securities laws, the Commission did not find that these violations were intentional nor did the Commission find that limited partners had suffered any loss or damage as a result of these violations. Moreover, the Commission's order does not impose any cost, burden or penalty on the Partnership and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

                The events that gave rise to the Commission's order occurred in or before 1993. Subsequent corrective action by the Partnership and its general partners precludes any recurrence of the cash management issues described in the Commission's order.

        d. On February 13, 1997, J/B Investment Partners ("J/B") filed an action in the Los Angeles Superior Court (the "J/B Lawsuit"), against the Managing General Partner and its directors, and Casden Properties and certain of its affiliates (collectively, the "Defendants").

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

                The alleged wrongdoing of the Defendants as set forth in the J/B Lawsuit related to the following issues:

                1. J/B alleged misappropriation and misuse of Partnership funds which were the subject of a previous lawsuit (the "Prior Lawsuit") filed in the Los Angeles Superior Court in June 1995 by the Non-Managing General Partner. The Managing General Partner vigorously denied these allegations, and without admission of any wrongdoing, the Prior Lawsuit was settled by a Memorandum of Understanding executed in August 1995, with final settlement documentation executed in April 1996, at which time the Prior

                         CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                              (A CALIFORNIA LIMITED PARTNERSHIP)

                           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                        MARCH 31, 1998


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                e. The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1998


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amounts of assets and liabilities reported on the balance sheets that require such disclosure approximate fair value due to their short-term maturity.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


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

        Construction to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property is now complete at a cost to the Partnership of $828,947. The Partnership pledged a certificate of deposit in the amount of $158,700 to the City, to secure an improvement guarantee on the additional construction of a storm drain and related improvement, which is also complete. Upon final inspection, the Partnership will receive its deposit of $158,700.

        RESULTS OF OPERATIONS

        Occupancy averaged 99 percent and 97 percent for the three months ended March 31, 1998 and 1997, respectively. Rental income increased in 1998 as compared to 1997 as a result of the increase in occupancy and an increase in rental charges per unit. Included in the interest and other income is interest income earned on cash and cash equivalents of $58,000 and $45,000 for the three months ended March 31, 1998 and 1997, respectively. Interest income increased in 1998 as compared to 1997 as a result of the increase in cash and cash equivalents from $3,490,000 at December 31, 1996 to $4,613,000 at March 31, 1998. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund.

        The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

        A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase the property.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        The REIT proposes to purchase such property for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the consent of the limited partners to the sale of the property and (iii) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships.

        A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the property for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 1998, NAPICO, the Managing General Partner, was a plaintiff or defendant in several lawsuits, which are unrelated to the Partnership. In addition, the Partnership is involved in the actions described below:

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS (CONTINUED)

The alleged wrongdoing of the Defendants as set forth in the J/B Lawsuit related to the following issues:

3. J/B alleged misappropriation and misuse of Partnership funds which were the subject of a previous lawsuit (the "Prior Lawsuit") filed in the Los Angeles Superior Court in June 1995 by the Non-Managing General
        Partner. The Managing General Partner vigorously denied these allegations, and without admission of any wrongdoing, the Prior Lawsuit was settled by a Memorandum of Understanding executed in August 1995, with final settlement documentation executed in April 1996, at which time the Prior Lawsuit was dismissed with prejudice as to all defendants. Additionally, J/B alleged that the Defendants wrongfully caused the Partnership to pay legal fees on behalf of the Managing General Partner or certain of its affiliates relating to a regulatory investigation discussed above.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1998

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


                       CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California limited partnership)


                       By: National Partnership Investments Corp.
                           Managing General Partner


                           /s/ BRUCE NELSON
                           -------------------------------
                           Bruce Nelson
                           President


                       Date: May 18, 1998
                             --------------


                           /s/ CHARLES H. BOXENBAUM
                           -------------------------------
                           Charles H. Boxenbaum
                           Chief Executive Officer


                       Date: May 18, 1998
                             --------------