Form 10-Q
period 1998-06-30
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1998-08-18
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1998

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

                       FOR THE QUARTER ENDED JUNE 30, 1998


PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements and Notes to Financial Statements

                      Balance Sheets, June 30, 1998 and December 31, 1997 ......................................1

                      Statements of Operations,
                              Six and Three Months Ended June 30, 1998 and 1997.................................2

                      Statement of Partners' Capital (Deficiency)
                              Six Months Ended June 30, 1998 ...................................................3

                      Statements of Cash Flows
                              Six Months Ended June 30, 1998 and 1997...........................................4

                      Notes to Financial Statements ............................................................5

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .....................................................12


PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings.............................................................................13

        Item 6.  Exhibits and Reports on Form 8-K..............................................................14

        Signatures ............................................................................................15

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                       1998
                                                    (Unaudited)           1997
                                                    -----------        -----------
      RENTAL PROPERTY (Notes 1, 2 and 3)            $33,672,790        $34,013,326

      CASH AND CASH EQUIVALENTS (Note 1)              4,977,351          4,100,537

      RESTRICTED CASH (Notes 1 and 5)                   158,700            158,700

      OTHER ASSETS (Note 5)                                  --             39,001
                                                    -----------        -----------

                                                    $38,808,841        $38,311,564
                                                    ===========        ===========


                        LIABILITIES AND PARTNERS' CAPITAL

      ACCOUNTS PAYABLE AND ACCRUED
        LIABILITIES (Note 4)                        $   403,475        $   367,529

      SECURITY DEPOSITS                                 293,630            297,622

         PREPAID RENT                                     6,832             16,866
                                                    -----------        -----------

                                                        703,937            682,017


      COMMITMENTS AND CONTINGENCIES (Note 5)

      PARTNERS' CAPITAL (Note 1)                     38,104,904         37,629,547
                                                    -----------        -----------

                                                    $38,808,841        $38,311,564
                                                    ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                  Six months         Three months          Six months          Three months
                                                    ended                ended                ended                ended
                                                June 30, 1998        June 30, 1998        June 30, 1997        June 30, 1997
                                                -------------        -------------        -------------        -------------
REVENUES
     Rental income                              $   3,112,838        $   1,620,007        $   2,898,813        $   1,458,217
     Interest and other income (Note 3)               128,431               40,984               88,925               43,929
                                                -------------        -------------        -------------        -------------
                                                    3,241,269            1,660,991            2,987,738            1,502,146
                                                -------------        -------------        -------------        -------------

EXPENSES
     Operating (Note 4)                               671,541              359,792              707,408              374,800
     Property taxes                                   253,229              189,162              135,578               68,676
     Management fee - (Note 4)                         91,611               46,398               70,364               29,070
     General and administrative (Note 4)              194,709              103,621              624,632              500,133
     Depreciation                                     352,778              176,389              352,778              176,389
                                                -------------        -------------        -------------        -------------

                                                    1,563,868              875,362            1,890,760            1,149,068
                                                -------------        -------------        -------------        -------------

NET INCOME                                      $   1,677,401        $     785,629        $   1,096,978        $     353,078
                                                =============        =============        =============        =============

NET INCOME PER DEPOSITORY UNIT                  $        0.23        $        0.11        $        0.15        $        0.05
                                                =============        =============        =============        =============



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)


                                                                                Special Limited
                                          General              Limited              Partner
                                          Partners             Partners             (Note 1)              Total
                                        ------------         ------------         ------------        ------------
      PARTNERSHIP INTERESTS                                     7,258,000
                                                             ============


      BALANCE, JANUARY 1, 1998          $   (274,234)        $ 37,903,781         $         --        $ 37,629,547

      DISTRIBUTIONS (Note 7)                 (12,020)          (1,190,024)                  --          (1,202,044)

      NET INCOME FOR THE SIX
      MONTHS ENDED JUNE 30, 1998              16,774            1,660,627                   --           1,677,401
                                        ------------         ------------         ------------        ------------

      BALANCE, JUNE 30, 1998            $   (269,480)        $ 38,374,384         $         --        $ 38,104,904
                                        ============         ============         ============        ============



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (Unaudited)

                                                                1998                1997
                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                             $ 1,677,401         $ 1,096,978
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation                                            352,778             352,778
        Decrease in other assets                                 39,001              40,472
        Increase (decrease) in accounts payable and
         accrued liabilities                                     35,946            (173,242)
        Decrease in security deposits                            (3,992)            (17,826)
        Decrease in prepaid rent                                (10,034)            (54,239)
                                                            -----------         -----------

           Net cash provided by operating activities          2,091,100           1,244,921
                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in rental property                                (12,242)           (354,534)
                                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                               (1,202,044)         (1,169,731)
                                                            -----------         -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                       876,814            (279,344)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                4,100,537           3,490,463
                                                            -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 4,977,351         $ 3,211,119
                                                            ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


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

         In the opinion of National Partnership Investments Corp. ("NAPICO"), the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


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

NOTE 2 - RENTAL PROPERTY

         Rental property is carried at cost and consists of the following at June 30, 1998 and December 31, 1997:

                                                  1998                 1997
                                              ------------         ------------
         Land                                 $ 16,175,000         $ 16,175,000
         Building                               24,694,402           24,694,402
         Furniture and equipment                 3,870,000            3,870,000
         Improvements                              839,349              827,107
                                              ------------         ------------
                                                45,578,751           45,566,509

         Less accumulated depreciation         (11,905,961)         (11,553,183)
                                              ------------         ------------

                                              $ 33,672,790         $ 34,013,326
                                              ============         ============

         In a consent solicitation statement, dated July 21, 1998, NAPICO is seeking the consent of the unitholders of the Partnership to a proposal to compel the sale of the property to an affiliate of NAPICO for $58,500,000, payable in cash.

NOTE 3 - MINIMUM DISTRIBUTION GUARANTEE RECEIVABLE FROM PARTNER

         The Minimum Distribution Guarantee Agreement (the "Guarantee Agreement") required the Seller, who is also the Special Limited Partner, to make payments to the Partnership, if and when necessary, in an amount sufficient to enable the Partnership to provide the Limited Partners with distributions

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


NOTE 3 - MINIMUM DISTRIBUTION GUARANTEE RECEIVABLE FROM PARTNER (CONTINUED)

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

         (b) Partnership expense reimbursements not to exceed $50,000 annually are paid to the Non-Managing General Partner. The Non-Managing General Partner expense reimbursement for 1990 through 1996 in the amount of $350,000, which were previously disputed, were paid in the three months ended June 30, 1997. Of this amount, $50,000 was expensed in 1990 and was included in accounts payable and accrued liabilities. The balance of $300,000 was expensed and included in general and administrative expenses in the three months ended June 30, 1997.

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


NOTE 5 - COMMITMENTS AND CONTINGENCIES

         a. Construction to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property is now complete at a cost to the Partnership of $839,349. The Partnership pledged a certificate of deposit in the amount of $158,700 to the City, to secure an improvement guarantee on the additional construction of a storm drain and related improvement, which is also complete. Upon final inspection, the Partnership will receive its deposit of $158,700.

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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


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

        Construction to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property is now complete at a cost to the Partnership of $839,349. The Partnership pledged a certificate of deposit in the amount of $158,700 to the City, to secure an improvement guarantee on the additional construction of a storm drain and related improvement, which is also complete. Upon final inspection, the Partnership will receive its deposit of $158,700.

        RESULTS OF OPERATIONS

        Occupancy averaged 98 percent and 97 percent for the six months ended June 30, 1998 and 1997, respectively. Rental income increased in 1998 as compared to 1997 as a result of the increase in occupancy and an increase in rental charges per unit. Included in the interest and other income is interest income earned on cash and cash equivalents of $70,000 and $44,000 for the six months ended June 30, 1998 and 1997, respectively. Interest income increased in 1998 as compared to 1997 as a result of the increase in cash and cash equivalents from $4,100,537 at December 31, 1997 to $4,977,351 at June 30, 1998. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund.

        General and administrative expenses decreased for the six months ended June 30, 1998 as compared to June 30, 1997 primarily as a result of $300,000 in expense reimbursements to the Non-Managing General Partner for 1991 through 1996 which was expensed in 1997. In addition, legal fees decreased approximately $118,000 as a result of certain litigation which was resolved in 1997.

        The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

        A real estate investment trust ("REIT") organized by affiliates of NAPICO has proposed to purchase the property owned by the Partnership. A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions for the purchase of the property from the Partnership, together with an amendment to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        The REIT proposes to purchase such property for $58,500,000 in cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is conditioned upon, among other things, approval of the sale and the amendment by a majority-in-interest of the unitholders of the Partnership.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1998


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 1998, NAPICO, the Managing General Partner, was a plaintiff or defendant in several lawsuits, which are unrelated to the Partnership. In addition, the Partnership is involved in the actions described below:

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998

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


                                    CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Managing General Partner


                                          /s/ BRUCE NELSON
                                          --------------------------------------
                                          Bruce Nelson
                                          President


                                    Date:  8/14/98
                                          --------------------------------------


                                          /s/ CHARLES H. BOXENBAUM
                                          --------------------------------------
                                          Charles H. Boxenbaum
                                          Chief Executive Officer


                                    Date:  8/14/98
                                          --------------------------------------