Form 10-Q
period 1998-09-30
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1998-11-20
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1998

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

                                  Yes [X] No[ ]

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements and Notes to Financial Statements

                          Balance Sheets, September 30, 1998 and December 31, 1997 ..............1

                          Statements of Operations,
                                   Nine and Three Months Ended September 30, 1998 and 1997.......2

                          Statement of Partners' Capital (Deficiency)
                                   Nine Months Ended September 30, 1998 .........................3

                          Statements of Cash Flows
                                   Nine Months Ended September 30, 1998 and 1997.................4

                          Notes to Financial Statements .........................................5

         Item 2.  Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations .........................12

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings.............................................................13

         Item 6.  Exhibits and Reports on Form 8-K..............................................14

         Signatures ............................................................................15

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS



                                                           1998             1997
                                                        -----------     -----------
                                                        (Unaudited)


RENTAL PROPERTY (Notes 1, 2 and 3)                      $33,497,961     $34,013,326

CASH AND CASH EQUIVALENTS (Note 1)                        5,530,295       4,100,537

RESTRICTED CASH (Notes 1 and 5)                             158,700         158,700

OTHER ASSETS (Note 5)                                        81,371          39,001
                                                        -----------     -----------

                                                        $39,268,327     $38,311,564
                                                        ===========     ===========


                  LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES (Note 4)                                  $   575,244     $   367,529

SECURITY DEPOSITS                                           290,391         297,622

PREPAID RENT                                                 28,309          16,866
                                                        -----------     -----------

                                                            893,944         682,017


COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' CAPITAL (Note 1)                               38,374,383      37,629,547
                                                        -----------     -----------

                                                        $39,268,327     $38,311,564
                                                        ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                 CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)


                                           Nine months      Three months       Nine months      Three months
                                              ended             ended             ended             ended
                                          Sept. 30, 1998   Sept. 30, 1998    Sept. 30, 1997    Sept. 30, 1997
                                          -------------     -------------     -------------     -------------
REVENUES
  Rental income                            $4,735,022        $1,622,184        $4,364,707        $1,508,091
  Interest and other income (Note 3)          192,191            63,760           200,428            69,306
                                           ----------        ----------        ----------        ----------
                                            4,927,213         1,685,944         4,565,135         1,577,397
EXPENSES
  Operating (Note 4)                         972,793            301,252           909,943           202,535
  Property taxes                             381,898            128,669           270,128           134,551
  Management fee (Note 4)                    140,564             48,953           130,169            59,805
  General and administrative (Note 4)        354,889            160,180           725,343           100,711
  Depreciation                               529,167            176,389           529,167           176,389
                                           ----------        ----------        ----------        ----------
                                            2,379,311           815,443         2,564,750           673,991
                                           ----------        ----------        ----------        ----------
NET INCOME                                 $2,547,902        $  870,501        $2,000,385        $  903,406
                                           ==========        ==========        ==========        ==========
NET INCOME PER DEPOSITORY UNIT             $     0.35        $     0.12        $     0.28        $     0.12
                                           ==========        ==========        ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

                                                                      Special Limited
                                      General           Limited           Partner
                                      Partners          Partners          (Note 1)          Total
                                    ------------      ------------      ------------     ------------

PARTNERSHIP INTERESTS                                    7,258,000
                                                      ============


BALANCE, January 1, 1998            $   (274,234)     $ 37,903,781      $         --     $ 37,629,547

Distributions (Note 7)                   (18,030)       (1,785,036)               --       (1,803,066)

Net income for the nine months
ended September 30, 1998                  25,479         2,522,423                --        2,547,902
                                    ------------      ------------      ------------     ------------

BALANCE, September 30, 1998         $   (266,785)     $ 38,641,168      $         --     $ 38,374,383
                                    ============      ============      ============     ============




   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)

                                                               1998             1997
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net  income                                          $ 2,547,902      $ 2,000,385
      Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                        529,167          529,167
           Decrease (increase) in other assets                 (42,370)         (21,273)
           Increase (decrease) in accounts payable and
              accrued liabilities                              207,715          (54,448)
           Decrease in security deposits                        (7,231)         (12,562)
           Increase (decrease) in prepaid rent                  11,443          (42,233)
                                                           -----------      -----------

              Net cash provided by operating activities      3,246,626        2,399,036
                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Increase in rental property                              (13,802)        (381,857)
                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                             (1,803,066)      (1,757,828)
                                                           -----------      -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                    1,429,758          259,351

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               4,100,537        3,490,463
                                                           -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 5,530,295      $ 3,749,814
                                                           ===========      ===========







   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

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

         In the opinion of National Partnership Investments Corp. ("NAPICO"), the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1998


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

                               SEPTEMBER 30, 1998


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

NOTE 2 - RENTAL PROPERTY

         Rental property is carried at cost and consists of the following at September 30, 1998 and December 31, 1997:

                                      1998              1997
                                  ------------      ------------
Land                              $ 16,175,000      $ 16,175,000
Building                            24,694,402        24,694,402
Furniture and equipment              3,870,000         3,870,000
Improvements                           840,909           827,107
                                  ------------      ------------
                                    45,580,311        45,566,509

Less accumulated depreciation      (12,082,350)      (11,553,183)
                                  ------------      ------------

                                  $ 33,497,961      $ 34,013,326
                                  ============      ============

         In a consent solicitation statement, dated July 21, 1998, NAPICO was seeking the consent of the unitholders of the Partnership to a proposal to compel the sale of the property to an affiliate of NAPICO for $58,500,000, payable in cash. As of November 2, 1998, the sale of the property was approved by a majority-in-interest of the unitholders of the Partnership.

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

                               SEPTEMBER 30, 1998



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

         (b) Partnership expense reimbursements not to exceed $50,000 annually are paid to the Non-Managing General Partner. The Non-Managing General Partner expense reimbursement for 1990 through 1996 in the amount of $350,000, which were previously disputed, were paid in the nine months ended September 30, 1997. Of this amount, $50,000 was expensed in 1990 and was included in accounts payable and accrued liabilities. The balance of $300,000 was expensed and included in general and administrative expenses in the nine months ended September 30, 1997.

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998


NOTE 5 - COMMITMENTS AND CONTINGENCIES

         a. Construction to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property is now complete at a cost to the Partnership of $839,349. The Partnership pledged a certificate of deposit in the amount of $158,700 to the City of Los Angeles to secure an improvement guarantee on the additional construction of a storm drain and related improvement, which is also complete. Upon final inspection, the City of Los Angeles will remove the restriction on the Partnership's deposit of $158,700.

         b. The Managing General Partner of the Partnership is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Managing General Partner, the claims will not result in any material liability to the Partnership.

         c. The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

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

                               SEPTEMBER 30, 1998

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

         Construction to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property is now complete at a cost to the Partnership of $839,349. The Partnership pledged a certificate of deposit in the amount of $158,700 to the City of Los Angeles, to secure an improvement guarantee on the additional construction of a storm drain and related improvement, which is also complete. Upon final inspection, the City of Los Angeles will remove the restriction on the Partnership's deposit of $158,700.

         RESULTS OF OPERATIONS

         Occupancy averaged 96 percent and 95 percent for the nine months ended September 30, 1998 and 1997, respectively. Rental income increased in 1998 as compared to 1997 as a result of the increase in occupancy and an increase in rental charges per unit. Included in the interest and other income is interest income earned on cash and cash equivalents of approximately $178,000 and $125,000 for the nine months ended September 30, 1998 and 1997, respectively. Interest income increased in 1998 as compared to 1997 as a result of the increase in cash and cash equivalents from $4,100,537 at December 31, 1997 to $5,530,295 at September 30, 1998. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund.

         General and administrative expenses decreased for the nine months ended September 30, 1998 as compared to September 30, 1997 primarily as a result of $300,000 in expense reimbursements to the Non-Managing General Partner for 1991 through 1996 which was expensed in 1997. The balance of the decrease in general and administrative expenses was caused by a decrease in legal fees, which was due to certain litigation being resolved in 1997.

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

                               SEPTEMBER 30, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS (CONTINUED)

         The REIT proposes to purchase such property for $58,500,000 in cash, which it plans to raise in connection with a private placement of its equity securities. As of November 2, 1998, the sale of the property was approved by a majority-in-interest of the unitholders of the Partnership.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                                   (a California limited partnership)

                                   By: National Partnership Investments Corp. General Partner

                                          /s/ PAUL PATIERNO
                                          --------------------------------------
                                          Paul Patierno
                                          Chief Financial Officer

                                   Date:
                                          --------------------------------------

                                          /s/ CHARLES BOXENBAUM
                                          --------------------------------------
                                          Charles Boxenbaum
                                          Chief Executive Officer


                                   Date:
                                          --------------------------------------