Form 10-K405
period 1998-12-31
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1999-04-14
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1998

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

ITEM 1.   BUSINESS:

Century HillCreste Apartment Investors, L.P. (the "Partnership") is a California limited partnership formed on June 6, 1988, with National Partnership Investments Corp. ("NAPICO"), or the ("Managing General Partner") and HillCreste Properties Inc. (the "Non-Managing General Partner") as the General Partners (collectively, the "General Partners"). The business of the Partnership is conducted primarily by the Managing General Partner as the Partnership has no employees of its own. The Partnership issued 7,258,000 depository units (each depository unit being entitled to the beneficial interest of a limited partnership interest) on October 26, 1988 to investors (the "Limited Partners") for a total amount raised of $72,580,000, through a public offering.

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

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden.

The Partnership's principal objectives are to (i) provide quarterly cash distributions, (ii) preserve and protect capital, and (iii) achieve long-term appreciation in the value of the Property for distribution upon sale. There can be no assurance that any of these objectives will be achieved.

On December 30, 1998, the Partnership sold the rental property for $58,500,000 to the Operating Partnership. The sale resulted in net cash proceeds to the Partnership of $57,916,894 and a gain of $24,646,417. Substantially all of the cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year end. The Partnership intends to distribute all assets and dissolve in 1999.

ITEM 2.   PROPERTIES:

The Partnership held an interest in one real estate property which was sold on December 30, 1998. See Item 1 above and Schedule for additional information pertaining to this Property.

ITEM 3.   LEGAL PROCEEDINGS:

The Managing General Partner, NAPICO, is a plaintiff or defendant in several lawsuits, which are unrelated to the Partnership. In addition, the Partnership was involved in the actions described below:

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

In December 1996, Everest HillCreste Investors, LLC ("Everest"), commenced a proxy solicitation of the Limited Partners seeking to obtain sufficient votes in order to (a) authorize Everest to notify the General Partners on behalf of Limited Partners to call for a special meeting of the Limited Partners, and (b) adopt a resolution at such meeting approving Everest's proposal to purchase the Property for $40 million (subsequently increased to $47 million) subject to certain material conditions. The General Partners are unaware of the results of that solicitation, as amended.

In July 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the property owned by the Partnership by the Operating Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the property, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Partnership's units are not traded on a public exchange. It is not anticipated that any public market will develop for the purchase and sale of any units. Depository units may be transferred only if certain requirements are satisfied. As of December 31, 1998, there were 5,798 registered holders of units in the Partnership.

ITEM 6.          SELECTED FINANCIAL DATA:


                                                       Year Ended December 31,
                              ---------------------------------------------------------------------------
                                  1998            1997           1996             1995           1994
                              -----------     -----------     -----------     -----------     -----------
Rental revenues               $ 6,298,221     $ 5,960,474     $ 5,410,156     $ 5,394,552     $ 5,390,358

Interest and other income         266,438         189,377         218,216         287,523          81,885
                              -----------     -----------     -----------     -----------     -----------

Total revenues                $ 6,564,659     $ 6,149,851     $ 5,628,372     $ 5,682,075     $ 5,472,243
                              ===========     ===========     ===========     ===========     ===========

Income from operations        $ 3,286,838     $ 2,738,970     $ 2,675,170     $ 2,498,336     $ 1,224,739

Gain on sale of rental
   property                    24,646,417              --              --              --              --
                              -----------     -----------     -----------     -----------     -----------
Net income                    $27,933,255     $ 2,738,970     $ 2,675,170     $ 2,498,336     $ 1,224,739
                              ===========     ===========     ===========     ===========     ===========

Net income per
   depository unit            $      3.85     $      0.38     $      0.37     $      0.34     $      0.17
                              ===========     ===========     ===========     ===========     ===========
Rental property owned at
   cost less accumulated
   depreciation               $        --     $34,013,326     $34,337,025     $34,772,331     $35,660,385
                              ===========     ===========     ===========     ===========     ===========

Cash due from escrow          $57,836,152     $        --     $        --     $        --     $        --
                              ===========     ===========     ===========     ===========     ===========

Total assets                  $63,594,749     $38,311,564     $38,040,786     $37,684,178     $38,577,456
                              ===========     ===========     ===========     ===========     ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

CAPITAL RESOURCES AND LIQUIDITY

The Partnership raised proceeds of $72,580,000 from the sale of depository units, pursuant to a public offering and received additional capital contributions from the General Partners of $1,050 and from the Special Limited Partner of $6,855,000. Prior to the sale of the Property, the only sources of Partnership income consisted of income from rental operations at the Property and interest earned on Partnership reserves.

In conjunction with the acquisition of the Property, the Partnership entered into a guarantee agreement (the "Guarantee Agreement") with the Special Limited Partner, (now an affiliate of the Managing General Partner), which required the Special Limited Partner to make payments as provided in the Guarantee Agreement, if and when necessary, in an amount sufficient to enable the Partnership to provide the Limited Partners with minimum distributions through December 1996. Through 1994 the Special Limited Partner funded $13,130,998 pursuant to the Guarantee Agreement, which includes the $350,000 referred to below. Commencing in 1994, distributions to the partners are being made from cash flow from operations.

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

Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. The final resolution vacating the streets and alleys was approved on December 31, 1994. Landscaping, and the construction of the perimeter fencing and related improvements, including a guardhouse at the Ambassador Street entrance and a directory/trellis at the Peerless Street location were completed in 1998 at a cost to the Partnership of $845,570.

RESULTS OF OPERATIONS

Occupancy averaged 97.5 percent for the year ended December 31, 1998, as compared to an average of 95 percent for the years ended December 31, 1997 and 1996. The Property was 94 and 95 percent occupied as of December 31, 1998 and 1997, respectively. Rental income increased in 1998 and 1997 as a result of the increase in occupancy and an increase in rental charges per unit. Included in the interest and other income is interest income earned on cash and cash equivalents of $242,000, $176,000 and $135,000 in 1998, 1997 and 1996,
respectively. Interest income increased in 1998 and 1997 as a result of the increase in cash and cash equivalents. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund.

Included in general and administrative expenses for 1997 is $300,000 in expense reimbursements to the Non-Managing General Partner. In accordance with the Partnership Agreement, partnership expense reimbursements, not to exceed $50,000 annually, are payable to the Non-Managing General Partner. The expense reimbursements for 1991 through 1996 in the amount of $300,000, which were previously disputed, were expensed and paid in 1997. The amounts related to 1997 and 1998 were expensed and paid in 1998.

The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

The Operating Partnership purchased the property from the Partnership on December 30, 1998.

In July 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the property owned by the Partnership by the Operating Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the property, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORTS
                                DECEMBER 31, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Century HillCreste Apartment Investors, L.P.
(A California limited partnership)

We have audited the accompanying balance sheets of Century HillCreste Apartment Investors, L.P. (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at
Item 14. These financial statements and financial statement schedule are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century HillCreste Apartment Investors, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Partnership sold its rental property on December 30, 1998. The Partnership intends to dissolve in 1999.




DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Real-Equity Partners
(A California limited partnership)

We have audited the accompanying balance sheets of Real-Equity Partners (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index on item 14. These financial statements and financial statement schedule are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real-Equity Partners as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1998

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                      1998               1997
                                                   -----------       -----------
RENTAL PROPERTY (Note 1, 2 and 3)                  $        --       $34,013,326

CASH DUE FROM ESCROW (Note 2)                       57,836,152                --

CASH AND CASH EQUIVALENTS (Note 1)                   5,505,534         4,100,537

RESTRICTED CASH (Notes 1 and 5)                        158,700           158,700

OTHER ASSETS                                            94,363            39,001
                                                   -----------       -----------
                                                   $63,594,749       $38,311,564
                                                   ===========       ===========

                       LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                      $   436,035       $   367,529

SECURITY DEPOSITS                                           --           297,622

PREPAID RENT                                                --            16,866
                                                   -----------       -----------
                                                       436,035           682,017

COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' CAPITAL (Note 1)                          63,158,714        37,629,547
                                                   -----------       -----------
                                                   $63,594,749       $38,311,564
                                                   ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                  1998            1997            1996
                                              -----------      ----------      ----------
REVENUES
     Rental income                            $ 6,298,221      $5,960,474      $5,410,156
     Interest and other income                    266,438         189,377         218,216
                                              -----------      ----------      ----------
                                                6,564,659       6,149,851       5,628,372
                                              -----------      ----------      ----------
EXPENSES
     Operating                                  1,372,244       1,255,071       1,165,010
     Property taxes                               522,497         514,306         537,717
     Management fee (Note 4)                      187,167         177,002         177,320
     General and administrative (Note 4)          434,601         758,946         367,599
     Depreciation                                 761,312         705,556         705,556
                                              -----------      ----------      ----------
                                                3,277,821       3,410,881       2,953,202
                                              -----------      ----------      ----------

INCOME FROM OPERATIONS                          3,286,838       2,738,970       2,675,170

GAIN ON SALE OF RENTAL PROPERTY (Note 2)       24,646,417              --              --
                                              -----------      ----------      ----------
NET INCOME                                    $27,933,255      $2,738,970      $2,675,170
                                              ===========      ==========      ==========
NET INCOME PER DEPOSITORY UNIT                $      3.85      $     0.38      $     0.37
                                              ===========      ==========      ==========





   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                              Special Limited
                                 General           Limited       Partner
                                 Partners         Partners       (Note 1)         Total
                                ---------       ------------  --------------- ------------
BALANCE, JANUARY 1, 1996        $(287,786)      $ 37,105,541       $  --      $ 36,817,755

DISTRIBUTIONS (Note 7)            (17,131)        (2,239,292)         --        (2,256,423)

NET INCOME FOR 1996                26,752          2,648,418          --         2,675,170
                                ---------       ------------       -----      ------------
BALANCE, DECEMBER 31, 1996       (278,165)        37,514,667          --        37,236,502

DISTRIBUTIONS (Note 7)            (23,459)        (2,322,466)         --        (2,345,925)

NET INCOME FOR 1997                27,390          2,711,580          --         2,738,970
                                ---------       ------------       -----      ------------
BALANCE, DECEMBER 31, 1997       (274,234)        37,903,781          --        37,629,547

DISTRIBUTIONS (Note 7)            (24,040)        (2,380,048)         --        (2,404,088)

NET INCOME FOR 1998               279,333         27,653,922          --        27,933,255
                                ---------       ------------       -----      ------------
BALANCE, DECEMBER 31, 1998      $ (18,942)      $ 63,177,656       $  --      $ 63,158,714
                                =========       ============       =====      ============



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                           1998               1997              1996
                                                                       ------------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income                                                       $ 27,933,255       $ 2,738,970       $ 2,675,170
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Gain on sale                                                 (24,646,417)
           Depreciation                                                     761,312           705,556           705,556
           Other assets                                                     (55,362)           15,597           (39,496)
           Accounts payable and accrued liabilities                          68,506           (45,928)           54,098
           Due to general partners                                                                  0          (150,000)
           Security deposits                                               (297,622)          (17,622)            5,145
           Prepaid rent                                                     (16,866)          (58,717)           28,618
                                                                       ------------       -----------       -----------
              Net cash (used in) provided by operating activities         3,746,806         3,337,856         3,279,091
                                                                       ------------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments received pursuant to the minimum
        distribution guarantee                                                   --                --           175,000
     Rental property                                                        (18,463)         (381,857)         (445,250)
     Cash proceeds from sale of property                                     80,743                --                --
                                                                       ------------       -----------       -----------
             Net cash provided by (used in) investing activities             62,280          (381,857)         (270,250)
                                                                       ------------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                           (2,404,088)       (2,345,925)       (2,256,423)
                                                                       ------------       -----------       -----------
NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                                          1,404,997           610,074           752,418

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              4,100,537         3,490,463         2,738,045
                                                                       ------------       -----------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $  5,505,534       $ 4,100,537       $ 3,490,463
                                                                       ============       ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

        Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan
        I. Casden, purchased a 95.25% economic interest in NAPICO.

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

        On December 30, 1998, the Partnership sold the Property for $58,500,000 to the Operating Partnership. The partners intend to dissolve the Partnership in 1999.

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Depreciation

        Depreciation is reported using the straight-line method over the estimated useful lives of the buildings, improvements and furniture and equipment as follows:

              Buildings                                           35 years
              Improvements                                        15 years
              Furniture and equipment                              5 years

              Minimum Distribution Guarantee

        The minimum distribution guarantee payments from the Seller have been reflected as a reduction in the carrying amount of the Property.

        For its contribution of $6,855,000, the Seller has rights to receive an allocation of the Partnership's net cash from operations, after the Limited Partners receive a specified priority return, and certain distributions upon liquidation.

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.      RENTAL PROPERTY

        At December 31, 1997, rental property consisted of the following:

        Land                                                 $16,175,000
        Buildings                                             24,694,402
        Furniture and equipment                                3,870,000
        Improvements                                             827,107
                                                             -----------
                                                              45,566,509

        Less:  Accumulated depreciation                       11,553,183
                                                             -----------
                                                             $34,013,326
                                                             ===========

        On December 30, 1998, the Partnership sold the Property for $58,500,000 to the Operating Partnership, an affiliate of NAPICO. The sale resulted in net cash proceeds to the Partnership of $57,916,894 and a gain of $24,646,417. Substantially all of the cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year end.

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


3.      MINIMUM DISTRIBUTION GUARANTEE RECEIVABLE FROM PARTNER (CONTINUED)

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

        Through December 31, 1996, the Seller has funded a total of $13,130,998 directly to the Partnership for distributions to the Limited Partners pursuant to the Guarantee Agreement, which includes the $350,000, referred to above. The period covered by the Guarantee Agreement expired on December 31, 1993. Except with respect to the payments made or to be made pursuant to the Memorandum of Understanding, commencing in 1994, distributions to the Partners were made from cash flow from operations.

4.      FEES PAID TO GENERAL PARTNERS AND AFFILIATES

        In accordance with the Partnership and other agreements, certain fees and reimbursements have been paid to the general partners and their affiliates as follows:

        a. A partnership management fee of $50,000 annually is paid to the Managing General Partner. This fee is included in general and administrative expenses for 1998, 1997 and 1996.

        b. Partnership expense reimbursements, not to exceed $50,000 annually, are paid to the Non- Managing General Partner. The Non-Managing General Partner expense reimbursements for 1990 through 1996 in the amount of $350,000, which were previously disputed, were paid in the year ended December 31, 1997. Of this amount, $50,000 was expensed in 1990 and the balance of $300,000 was expensed and included in general and administrative expenses for 1997. The amounts related to 1997 and 1998 were expensed and paid in 1998.

        c. The Managing General Partner is entitled to receive 1% of distributions (as defined in the Partnership Agreement) which are made by the Partnership. The distributions received by the Managing General Partner for the years ended December 31, 1998, 1997 and 1996 were $24,040, $23,459 and $17,131, respectively.

        d. The Partnership is obligated to pay certain fees to the Managing General Partner or its affiliates upon sale of the Property. The payment of such fees is subordinated to certain preferred returns to the Limited Partners.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


5.      COMMITMENTS AND CONTINGENCIES

        a. Approvals from the City of Los Angeles were obtained to "privatize" the streets and alleys providing access to the Property and to construct wrought iron security fencing with controlled entrances into the Property. The final resolution vacating the streets and alleys was approved on December 31, 1994. Landscape and the construction of the perimeter fencing and related improvements, including a guardhouse at the Ambassador Street entrance and a directory/trellis at the Peerless Street location were completed in 1998.

              As a condition to its approval of the proposed "privatization", the City of Los Angeles required the construction of a storm drain and related improvements, for which an improvement agreement and guarantee in the amount $158,700 has been filed with the City of Los Angeles. The Partnership has pledged a certificate of deposit in such amount to the City to secure the improvement guarantee. Contracts in the amount of $767,000 and $60,685 had been awarded to construct the wrought iron security fencing and to construct a storm drain and related improvements, respectively, for which construction work commenced in September 1996. The work was completed in 1998 at a cost to the Partnership of $845,570.

        b. The Managing General Partner of the Partnership is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Managing General Partner, the claims will not result in any material liability to the Partnership. In addition, the Partnership was involved in the actions described below:

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (a California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



5.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

7.      SUBSEQUENT EVENT

        In January 1998, the Partnership distributed $601,022 to the General and Limited Partners related to 1997. In addition, in March 1999, the Partnership distributed $59,058,362 to the Limited Partners, $1,572,434 to the Special Limited Partner and $222,534 to the General Partner, primarily using cash proceeds from the sale of the property. Approximately $2,000,000 was retained by the Partnership pending dissolution of the Partnership.

                                                                    SCHEDULE III


                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998


NOTES:   1.   Rental property is stated at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Substantially all of the apartments are leased on a month-to-month basis.

         2. The partnerships interest in the land, buildings, and equipment was disposed of on December 30, 1998.

         3.   Investment in rental property:


                                                      Buildings, Improvements
                                                          and Furniture
                                                               and
                                         Land                Equipment                Total
                                     ------------     -----------------------      ------------
Balance, January 1, 1996             $ 16,175,000           $ 28,739,402           $ 44,914,402

Less:  minimum distribution
  guarantee amounts funded
  in 1996                                      --               (175,000)              (175,000)

Additions: Improvements                        --                445,250                445,250
                                     ------------           ------------           ------------
Balance, January 1, 1997               16,175,000             29,009,652             45,184,652

Additions:  Improvements                       --                381,857                381,857
                                     ------------           ------------           ------------
Balance, December 31, 1997             16,175,000             29,391,509             45,566,509

Additions: Improvements                        --                 18,463                 18,463

Sale of property                      (16,175,000)           (29,409,972)           (45,584,972)
                                     ------------           ------------           ------------
Balance, December 31, 1998           $         --           $         --           $         --
                                     ============           ============           ============

                                                                    SCHEDULE III
                                                                     (Continued)

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998


                                                              Buildings, Improvements
                                                                   and Furniture
                                                                        and
                                                                     Equipment
                                                              -----------------------
ACCUMULATED DEPRECIATION:

Balance, January 1, 1996                                           $ 10,142,071

Provision for the year ended
December 31, 1996                                                       705,556
                                                                   ------------
Balance, January 1, 1997                                             10,847,627

Provision for the year ended
December 31, 1997                                                       705,556
                                                                   ------------
Balance, December 31, 1997                                           11,553,183

Provision for the year ended
December 31, 1998                                                       761,312

Sale of Property                                                    (12,314,495)
                                                                   ------------
Balance, December 31, 1998                                         $         --
                                                                   ============

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

CENTURY HILLCRESTE APARTMENT INVESTORS, L.P. (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 69, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 47, President and a director of NAPICO.

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

ALAN I. CASDEN, 53, Chairman of Casden Properties Inc. and The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Corp. He also became the Chairman of the Board of Casden Properties, Inc. in 1998. Previously, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

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

HENRY C. CASDEN, 55, President of Casden Properties Inc., President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. He also became the President of Casden Properties Inc. in 1998. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould. From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

PAUL PATIERNO, 42, Chief Financial Officer.

Mr. Patierno joined NAPICO in 1998 and is responsible for its financial affairs, as well as the limited partnerships sponsored by it. From 1995 until joining NAPICO in September 1998, Mr. Patierno was a senior manager in the affordable housing group of Altschuler, Melvoin and Glasser LLP, a national public accounting firm. From 1990 to 1995, he practiced public accounting with a firm specializing in real estate syndication. Mr. Patierno received his bachelor of science degree in accounting from California State University at Northridge, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

PATRICIA W. TOY, 69, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 38, Executive Vice President, General Counsel and Assistant Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles
H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the "Commission"), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission's order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS:

In accordance with the Partnership Agreement, certain fees and reimbursements are paid to the general partners and their affiliates as follows:

(a) A partnership management fee of $50,000 annually is paid to the Managing General Partner. This fee is included in general and administrative expenses for 1998, 1997 and 1996.

(b) Partnership expense reimbursements of $50,000 annually are paid to the Non-Managing General Partner. The Non-Managing General Partner expense reimbursements for 1990 through 1996 in the amount of $350,000, which were previously disputed, were paid in the year ended December 31, 1997. Of this mount, $50,000 was expensed in 1990 and was included in accounts payable and accrued liabilities at December 31, 1996. The balance of $300,000 was expensed and included in general and administrative expenses for 1997. The amounts related to 1997 and 1998 were expensed and paid in 1998.

(c) 1% of distributions (as defined in the Partnership Agreement) is payable to the Managing General Partner.

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

(b) Partnership expense reimbursements of $50,000 annually are paid to the Non-Managing General Partner. The Non-Managing General Partner expense reimbursements for 1990 through 1996 in the amount of $350,000, which were previously disputed, were paid in the year ended December 31, 1997. Of this amount, $50,000 was expensed in 1990 and the balance of $300,000 was expensed and included in general and administrative expenses for 1997. The amounts related to 1997 and 1998 were expensed and paid in 1998.

(c) 1% of distributions (as defined in the Partnership Agreement) is payable to the Managing General Partner.

(d) The Partnership is obligated to pay fees to the Managing General Partner or its affiliates upon sale of the Property based upon the form of such sale. The payment of such fees is subordinated to certain preferred returns to the Limited Partners.

(e) The Special Limited Partner receives an allocation of the Partnership's net cash flow from operations, after the Limited Partners receive a specified priority return, and certain distributions upon liquidations.

On December 30, 1998, the Operating Partnership purchased the Partnership's real estate assets for $58,500,000, resulting in a net gain of $24,646,417.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1998 and 1997.

Statements of Income for the years ended December 31, 1998, 1997 and 1996.

Statements of Partners' Capital (Deficiency) for the years ended December 31, 1998, 1997 and 1996.

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULE:

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1998.

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


CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.

By:     NATIONAL PARTNERSHIP INVESTMENTS CORP.
        The Managing General Partner


/s/ CHARLES H. BOXENBAUM
-----------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
-----------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
-----------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
-----------------------------------
Henry C. Casden
Director


/s/ PAUL PATIERNO
-----------------------------------
Paul Patierno
Chief Financial Officer