Form 10-Q
period 1999-03-31
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1999-05-24
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1999

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


                               Yes [X]       No []

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

                  Balance Sheets, March 31, 1999 and December 31, 1998 .....................1

                  Statements of Operations,
                        Three Months Ended March 31, 1999 and 1998..........................2

                  Statement of Partners' Capital (Deficiency)
                        Three Months Ended March 31, 1999 ..................................3

                  Statements of Cash Flows
                        Three Months Ended March 31, 1999 and 1998..........................4

                  Notes to Financial Statements ............................................5

      Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ................................9


PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings............................................................9

      Item 6.  Exhibits and Reports on Form 8-K.............................................9

      Signatures ..........................................................................10

                 CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

ASSETS

                                                     1999               1998
                                                 (Unaudited)          (Audited)
                                                -------------       --------------
CASH DUE FROM ESCROW (Note 2)                   $        --          $57,836,152

CASH AND CASH EQUIVALENTS (Note 1)                1,510,342            5,505,534

RESTRICTED CASH (Notes 1)                           158,700              158,700

OTHER ASSETS (Note 5)                                84,542               94,363
                                                -----------          -----------

                                                $ 1,753,584          $63,594,749
                                                ===========          ===========

LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED
      LIABILITIES                               $     9,556          $   436,035


COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL (Note 1)                        1,744,028           63,158,714
                                                -----------          -----------

                                                $ 1,753,584          $63,594,749
                                                ===========          ===========



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                     1998                1998
                                                  ----------          ----------
REVENUES
     Rental income                                $                   $1,492,831
     Interest and other income                       209,843              87,447
                                                  ----------          ----------
                                                     209,843           1,580,278
                                                  ----------          ----------

EXPENSES
     Operating                                        51,813             311,750
     Property taxes                                                       64,067
     Management fee                                                       45,213
     General and administrative (Note 3)             118,364              91,088
     Depreciation                                                        176,389
                                                  ----------          ----------

                                                     170,177             688,507
                                                  ----------          ----------

NET INCOME                                        $   39,666          $  891,771
                                                  ==========          ==========

NET INCOME PER DEPOSITORY UNIT                    $     0.01          $     0.12
                                                  ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)


                                                                                Special Limited
                                        General               Limited               Partner
                                       Partners               Partners              (Note 1)                  Total
                                     ------------           ------------        ---------------           ------------
PARTNERSHIP INTERESTS
                                                            ============

BALANCE, JANUARY 1, 1999             $    (18,942)          $ 61,605,222           $  1,572,434           $ 63,158,714

DISTRIBUTIONS (Note 2)                   (228,545)           (59,653,373)            (1,572,434)           (61,454,352)

NET INCOME FOR THE THREE
MONTHS ENDED MARCH 31, 1999                   397                 39,269                                        39,666
                                     ------------           ------------           ------------           ------------

BALANCE, MARCH 31, 1999              $   (247,090)          $  1,991,118           $          0           $  1,744,028
                                     ============           ============           ============           ============



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                                   1999                   1998
                                                                               ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income                                                               $     39,666           $    891,771
     Adjustments to reconcile net income to net
        cash (used in) provided by operating activities:
           Depreciation                                                                                    176,389
           Decrease (increase) in other assets                                        9,821                 28,477
           Increase (decrease) in accounts payable and
               accrued liabilities                                                 (426,479)                12,872
           Increase (decrease) in security deposits                                                          9,889
           Increase (decrease) in prepaid rent                                                              (4,431)
                                                                               ------------           ------------

                  Net cash (used in) provided by operating activities              (376,992)             1,114,967
                                                                               ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash proceeds from escrow                                                   57,836,152                     --
     Increase in rental property                                                         --                 (1,840)
                                                                               ------------           ------------

                  Net cash provided by (used in) investing activities            57,836,152                 (1,840)
                                                                               ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                                  (61,454,352)              (601,022)
                                                                               ------------           ------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (3,995,192)               512,105

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    5,505,534              4,100,537
                                                                               ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  1,510,342           $  4,612,642
                                                                               ============           ============


   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1998 prepared by Century HillCreste Apartment Investors, L.P. (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

        In the opinion of National Partnership Investments Corp. ("NAPICO"), the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and changes in cash flows for the three months then ended.

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

        RESTRICTED CASH

        Restricted cash consists of bank certificates of deposits assigned to the City of Los Angeles in lieu of purchasing a subdivision improvement bond to effectuate the privatization of city streets located within the Property's perimeter during 1998. The Partnership is in process of having the assignment released.

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

NOTE 2 - RENTAL PROPERTY

        On December 30, 1998, the Partnership sold the Property for $58,500,000 to the Operating Partnership, an affiliate of NAPICO. The sale resulted in net cash proceeds to the Partnership of $57,916,894 and a gain of $24,646,417. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999.

        In March 1999, the Partnership made cash distributions of $59,653,373 to the limited partners, $1,572,434 to the special limited partner and $228,545 to the general partners, primarily using proceeds from the sale of the building.

NOTE 3 - FEES PAID TO GENERAL PARTNERS AND AFFILIATES

        In accordance with the Partnership Agreement certain fees and reimbursements are paid to the General Partners and their affiliates as follows:

        (a) A Partnership management fee payable to the Managing General Partner of $50,000 annually. The fee is included in general and administrative expenses.

        (b) The Managing General Partner is entitled to receive 1 percent of distributions (as defined in the Partnership Agreement). This is paid quarterly by the Partnership to the Managing General Partner.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

        a. The Managing General Partner of the Partnership is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Managing General Partner, the claims will not result in any material liability to the Partnership. In addition, the Partnership is involved in the actions described below:

        b. The order concerns, in part, the treatment of Partnership funds deposited between September 1991 and July 1993 in a master disbursement

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)


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

        c. On February 13, 1997, J/B Investment Partners ("J/B") filed an action in the Los Angeles Superior Court (the "J/B Lawsuit"), against the Managing General Partner and its directors, and Casden Properties and certain of its affiliates (collectively, the "Defendants").

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

                                 MARCH 31, 1999


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

        The Partnership pledged a certificate of deposit in the amount of $158,700 to the City of Los Angeles, to secure an improvement guarantee on the construction of a storm drain and related improvement, which was completed in 1998. Upon final inspection, the Partnership will receive its deposit of $158,700.

        RESULTS OF OPERATIONS

        Due to the sale of the building on December 31, 1999, operations in 1999 consist of interest and other income and general and administrative expenses. Included in the interest and other income is interest income earned on cash and cash equivalents of $206,756 and $58,000 for the three months ended March 31, 1999 and 1998, respectively. Interest income increased in 1998 as compared to 1998 as a result of interest earned on cash proceeds from the sale of the Property. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund.

        The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

PART II - OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS

        As of March 31, 1999, NAPICO, the Managing General Partner, was a plaintiff or defendant in several lawsuits, which are unrelated to the Partnership. In addition, the Partnership is involved in the actions described below:

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


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


           CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
           (a California limited partnership)


           By: National Partnership Investments Corp.
               Managing General Partner



               /s/ BRUCE NELSON
               ---------------------------------------
               Bruce Nelson
               President


           Date:           May 20, 1999
               ---------------------------------------



               /s/ CHARLES H. BOXENBAUM
               ---------------------------------------
               Charles H. Boxenbaum
               Chief Executive Officer


           Date:              May 20, 1999
                --------------------------------------