Form 10-Q
period 1999-06-30
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1999-08-16
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1999

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

                       FOR THE QUARTER ENDED JUNE 30, 1999



PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements and Notes to Financial Statements

                      Balance Sheets, June 30, 1999 and December 31, 1998 ......................................1

                      Statements of Operations,
                              Six and Three Months Ended June 30, 1999 and 1998.................................2

                      Statement of Partners' Capital (Deficiency)
                              Six Months Ended June 30, 1999 ...................................................3

                      Statement of Cash Flows
                              Six Months Ended June 30, 1999 and 1998...........................................4

                      Notes to Financial Statements ............................................................5

        Item 2.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations ..............................................9


PART II.  OTHER INFORMATION

        Item 1.       Legal Proceedings.........................................................................9

        Item 6.       Exhibits and Reports on Form 8-K..........................................................9

        Signatures ............................................................................................10

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                           1999
                                                       (Unaudited)      1998
                                                       -----------   -----------
RENTAL PROPERTY (Notes 1, 2 and 3)                     $         -   $57,836,152

CASH AND CASH EQUIVALENTS (Note 1)                       1,484,752     5,505,534

RESTRICTED CASH (Notes 1 and 5)                            158,700       158,700

OTHER ASSETS (Note 5)                                       35,266        94,363
                                                       -----------   -----------

                                                       $ 1,678,718   $63,594,749
                                                       ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES (Note 4)                                $     3,449   $   436,035


COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' CAPITAL (Note 1)                               1,675,269    63,158,714
                                                       -----------   -----------

                                                       $ 1,678,718   $63,594,749
                                                       ===========   ===========







   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                              Six months      Three months      Six months    Three months
                                                ended            ended            ended           ended
                                            June 30, 1999    June 30, 1999    June 30, 1998   June 30, 1998
                                              ---------       -----------       ----------      ----------
REVENUES
     Rental income                            $       -       $         -       $3,112,838      $1,620,007
     Interest and other income (Note 3)         227,959            18,115          128,431          40,984
                                              ---------       -----------       ----------      ----------
                                                227,959            18,115        3,241,269       1,660,991
                                              ---------       -----------       ----------      ----------

EXPENSES
     Operating (Note 4)                          83,248            31,435          671,541         359,792
     Property taxes                                --                --            253,229         189,162
     Management fee (Note 4)                       --                --             91,611          46,398
     General and administrative (Note 4)        173,804            55,439          194,709         103,621
     Depreciation                                  --                --            352,778         176,389
                                              ---------       -----------       ----------      ----------

                                                257,052            86,874        1,563,868         875,362
                                              ---------       -----------       ----------      ----------

NET INCOME(LOSS)                              $ (29,093)      $   (68,759)      $1,677,401      $  785,629
                                              =========       ===========       ==========      ==========

NET INCOME(LOSS) PER DEPOSITORY UNIT          $      (0)      $        (0)      $        0      $        0
                                              =========       ===========       ==========      ==========















   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)


                                                              Special Limited
                                General         Limited           Partner
                               Partners         Partners          (Note 1)          Total
                               ---------      ------------    ---------------    ------------
PARTNERSHIP INTERESTS                            7,258,000
                                              ============


BALANCE, JANUARY 1, 1999       $ (18,942)     $ 61,605,222      $ 1,572,434      $ 63,158,714

DISTRIBUTIONS (Note 7)          (228,545)      (59,653,373)      (1,572,434)      (61,454,352)

NET LOSS FOR THE SIX
MONTHS ENDED JUNE 30, 1999          (291)          (28,802)              --           (29,093)
                               ---------      ------------      -----------      ------------

BALANCE, JUNE 30, 1999         $(247,778)     $  1,923,047      $        --      $  1,675,269
                               =========      ============      ===========      ============


























   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (Unaudited)

                                                                   1999           1998
                                                               ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net  (loss) income                                       $    (29,093)   $ 1,096,978
      Adjustments to reconcile net income (loss) to net
         cash (used in) provided by operating activities:
            Depreciation                                               --          352,778
            Decrease in other assets                                 59,097         40,472
            Decrease in accounts payable and
                accrued liabilities                                (432,586)      (173,242)
            Decrease in security deposits                              --          (17,826)
            Decrease in prepaid rent                                   --          (54,239)
                                                               ------------    -----------

                   Net cash provided by operating activities       (402,582)     1,244,921
                                                               ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash proceeds from sale                                    57,836,152           --
      Increase in rental property                                      --         (354,534)
                                                               ------------    -----------

                                                                 57,836,152       (354,534)
                                                               ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                                 (61,454,352)    (1,169,731)
                                                               ------------    -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                        (4,020,782)      (279,344)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    5,505,534      3,490,463
                                                               ------------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  1,484,752    $ 3,211,119
                                                               ============    ===========









   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999


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

         In the opinion of National Partnership Investments Corp. ("NAPICO"), the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations and changes in cash flows for the six and three months then ended.

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Upon termination and liquidation of the Partnership, liquidating distributions are made to the partners in accordance with their respective capital account balances (as defined in the Partnership Agreement).

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

                                  JUNE 30, 1999


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

         In March 1999, the Partnership made liquidating cash distributions of $59,653,373 to the limited partners, $1,572,434 to the special limited partner and $228,545 to the general partners, primarily using proceeds from the sale of the building.


NOTE 3 - FEES PAID TO GENERAL PARTNERS AND AFFILIATES

         In accordance with the Partnership Agreement certain fees and reimbursements are paid to the General Partners and their affiliates as follows:

         (a) A Partnership management fee payable to the Managing General Partner of $50,000 annually. The fee is included in general and administrative expenses.

         (b) The Managing General Partner is entitled to receive 1 percent of distributions from operations (as defined in the Partnership Agreement). This is paid quarterly by the Partnership to the Managing General Partner.

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         b. The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

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

                                  JUNE 30, 1999


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

        RESULTS OF OPERATIONS

        Due to the sale of the building on December 30, 1998, operations in 1999 consist of interest and other income and general and administrative expenses. Included in the interest and other income is interest income earned on cash and cash equivalents of $223,000 and $128,000 for the six months ended June 30, 1999 and 1998, respectively. Interest income increased in 1999 as compared to 1998 as a result of interest earned on cash proceeds from the sale of the Property held by the Partnership, prior to its distribution to the partners. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund.

        The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.


PART II - OTHER INFORMATION

        ITEM 1.     LEGAL PROCEEDINGS

        As of June 30, 1999, NAPICO, the Managing General Partner, was a plaintiff or defendant in several lawsuits, which are unrelated to the Partnership.


        ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999


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


                             CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                             (a California limited partnership)


                             By: National Partnership Investments Corp.
                             Managing General Partner


                             /s/ BRUCE NELSON
                             ------------------------------------
                             Bruce Nelson
                             President


                             Date:    August 13, 1999
                                  -------------------------------


                             /s/ CHARLES H. BOXENBAUM
                             ------------------------------------
                             Charles H. Boxenbaum
                             Chief Executive Officer


                             Date:    August 13, 1999
                                  -------------------------------