Form 10-Q
period 1999-09-30
CENTURY HILLCRESTE APARTMENT INVESTORS L P
filed 1999-11-22
CIK 835596

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1999

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements and Notes to Financial Statements

                  Balance Sheets, September 30, 1999 and December 31, 1998 .................1

                  Statements of Operations,
                        Nine and Three Months Ended September 30, 1999 and 1998.............2

                  Statement of Partners' Capital (Deficiency)
                        Nine Months Ended September 30, 1999 ...............................3

                  Statements of Cash Flows
                        Nine Months Ended September 30, 1999 and 1998.......................4

                  Notes to Financial Statements ............................................5

      Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ................................9


PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings ............................................................9

      Item 6. Exhibits and Reports on Form 8-K .............................................9

      Signatures ..........................................................................10

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998



                                     ASSETS


                                                      1999
                                                   (Unaudited)          1998
                                                   -----------       -----------
RENTAL PROPERTY (Notes 1 and 2)                    $        --       $57,836,152

CASH AND CASH EQUIVALENTS (Note 1)                   1,482,841         5,505,534

RESTRICTED CASH (Note 1)                               158,700           158,700

OTHER ASSETS                                                --            94,363
                                                   -----------       -----------

                                                   $ 1,641,541       $63,594,749
                                                   ===========       ===========


                       LIABILITIES AND PARTNERS' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED
      LIABILITIES                                  $        --       $   436,035


COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL (Note 1)                           1,641,541        63,158,714
                                                   -----------       -----------

                                                   $ 1,641,541       $63,594,749
                                                   ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)



                                   Nine months    Three months     Nine months   Three months
                                      ended           ended           ended         ended
                                  Sept 30, 1999   Sept 30, 1999   Sept 30, 1998  Sept 30, 1998
                                  -------------   -------------   -------------  -------------
REVENUES
     Rental income                 $        --     $        --     $ 4,735,022    $ 1,622,184
     Interest and other income         247,226          19,267         192,191         63,760
                                   -----------     -----------     -----------    -----------
                                       247,226          19,267       4,927,213      1,685,944
                                   -----------     -----------     -----------    -----------

EXPENSES
     Operating (Note 3)                 85,550              --         972,793        301,252
     Property taxes                         --              --         381,898        128,669
     Management fee (Note 3)                --              --         140,564         48,953
     General and administrative        224,497          52,995         354,889        160,180
     Depreciation                           --              --         529,167        176,389
                                   -----------     -----------     -----------    -----------

                                       310,047          52,995       2,379,311        815,443
                                   -----------     -----------     -----------    -----------

NET (LOSS) INCOME                  $   (62,821)    $   (33,728)    $ 2,547,902    $   870,501
                                   ===========     ===========     ===========    ===========

NET (LOSS) INCOME PER
   DEPOSITORY UNIT                 $     (0.01)    $     (0.00)    $      0.35    $      0.12
                                   ===========     ===========     ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)



                                                                     Special Limited
                                       General          Limited          Partner
                                       Partners         Partners         (Note 1)          Total
                                     ------------     ------------     ------------     ------------
Parnership Interests                                     7,258,000
                                                      ============


Balance, January 1, 1999             $    (18,942)    $ 61,605,222     $  1,572,434     $ 63,158,714

Distributions (Note 2)                   (228,545)     (59,653,373)      (1,572,434)     (61,454,352)

Net loss for the nine
  months ended September 30, 1999            (628)         (62,193)              --          (62,821)
                                     ------------     ------------     ------------     ------------

Balance, September 30, 1999          $   (248,115)    $  1,889,656     $         --     $  1,641,541
                                     ============     ============     ============     ============



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENTS INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (Unaudited)



                                                                             1999             1998
                                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  (loss) income                                                  $    (62,821)    $  2,547,902
     Adjustments to reconcile net (loss) income to net
        cash (used in) provided by operating activities:
           Depreciation                                                            --          529,167
           Decrease (increase) in other assets                                 94,363          (42,370)
           (Decrease) increase in accounts payable
               and accrued liabilities                                       (436,035)         207,715
           Decrease in security deposits                                           --           (7,231)
           Decrease in prepaid rent                                                --           11,443
                                                                         ------------     ------------

                  Net cash (used in) provided by operating activities        (404,493)       3,246,626
                                                                         ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash proceeds from sale                                               57,836,152               --
     Increase in rental property                                                   --          (13,802)
                                                                         ------------     ------------

                  Net cash provided by (used in) operating activities      57,836,152          (13,802)
                                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                            (61,454,352)      (1,803,066)
                                                                         ------------     ------------


NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS                                                  (4,022,693)       1,429,758

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              5,505,534        4,100,537
                                                                         ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  1,482,841     $  5,530,295
                                                                         ============     ============



   The accompanying notes are an integral part of these financial statements.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999



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

In the opinion of National Partnership Investments Corp. ("NAPICO"), the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.


ORGANIZATION

The Partnership, a California limited partnership, was formed on June 6, 1988, with NAPICO, the Managing General Partner, and HillCreste Properties Inc. the Non-Managing General Partner, as the general partners (collectively, the "General Partners"). On October 26, 1988, the Partnership issued to investors (the "Limited Partners") 7,258,000 depositary units (each depositary unit being entitled to the beneficial interest of a limited partnership interest), for a total amount raised of $72,580,000, through a public offering.

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

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

No provision has been made for income taxes in the accompanying financial statements as such taxes, if any, are the liability of the partners.


NET (LOSS) INCOME PER DEPOSITORY UNIT

Net (loss) income per depository unit was computed by dividing the limited partners' share of net (loss) income (99 percent) by the number of depository units outstanding during the year. The number of depository units was 7,258,000 for the periods presented.


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

NOTE 3 - FEES PAID TO GENERAL PARTNERS AND AFFILIATES

In accordance with the Partnership Agreement certain fees and reimbursements are paid to the General Partners and their affiliates as follows:

(a) A Partnership management fee payable to NAPICO of $50,000 annually. The fee is included in general and administrative expenses.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 3 - FEES PAID TO GENERAL PARTNERS AND AFFILIATES (CONTINUED)

(b) NAPICO is entitled to receive 1 percent of distributions from operations (as defined in the Partnership Agreement). This is paid quarterly by the Partnership to NAPICO.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

(a) NAPICO of the Partnership is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and NAPICO, the claims will not result in any material liability to the Partnership.

(b) The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

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

                               SEPTEMBER 30, 1999



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

The Partnership raised proceeds of $72,580,000 from the sale of depository units, pursuant to a public offering and received additional capital contributions from the General Partners of $1,050 and from the special limited partner of $6,855,000. Currently, the only sources of Partnership income consist of income from interest earned on Partnership reserves.

The Partnership pledged a certificate of deposit in the amount of $158,700 to the City of Los Angeles, to secure an improvement guarantee on the construction of a storm drain and related improvement, which was completed in 1998. Upon final inspection, the Partnership will receive its deposit of $158,700.


RESULTS OF OPERATIONS

Due to the sale of the building on December 30, 1998, operations in 1999 consist of interest and other income and general and administrative expenses. Included in the interest and other income is interest income earned on cash and cash equivalents of approximately $228,000 and $192,000 for the nine months ended September 30, 1999 and 1998, respectively. Interest income increased in 1999 as compared to 1998 as a result of interest earned on cash proceeds from the sale of the Property held by the Partnership, prior to its distribution to the partners. The Partnership has its cash and cash equivalents on deposit primarily with one money market mutual fund.

The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 1999, NAPICO, the Managing General Partner, was a plaintiff or defendant in several lawsuits, which are unrelated to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                  CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CENTURY HILLCRESTE APARTMENT INVESTORS, L.P.
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp.,
                                       its Managing General Partner



                                       By: /s/ BRUCE NELSON
                                           -------------------------------------
                                           Bruce Nelson
                                           President


                                       Date:  November 17, 1999
                                            -----------------------------------



                                       By: /s/ CHARLES H. BOXENBAUM
                                           -------------------------------------
                                           Charles H. Boxenbaum
                                           Chief Executive Officer


                                       Date:  November 17, 1999
                                            -----------------------------------